Form 10-Q
period 2020-11-30
DUCK CREEK TECHNOLOGIES, INC.
filed 2021-01-13
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 001-39449

Duck Creek Technologies, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3723837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Duck Creek Technologies, Inc. 22 Boston Wharf Road, Floor 10 Boston, MA	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 724-3509

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DCT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 11, 2021, the registrant had 130,917,656 shares of common stock, $0.01 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

Some of the information contained in the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to Part II, “Item 1A. Risk Factors” as well as the factors more fully described in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” in our Annual Report on Form 10-K for the year ended August 31, 2020, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	our history of losses;
•

changes in our product revenue mix as we continue to focus on sales of our Software-as-a-service (“SaaS”) solutions, which will cause fluctuations in our results of operations and cash flows between periods;

•

our reliance on orders and renewals from a relatively small number of customers for a substantial portion of our revenue, and the substantial negotiating leverage customers have in renewing and expanding their contracts for our solutions;

•	the success of our growth strategy focused on SaaS solutions and our ability to develop or sell our solutions into new markets or further penetrate existing markets;
•	our ability to manage our expanding operations;
•	intense competition in our market;
•	third-parties may assert we are infringing or violating their intellectual property rights;
•	U.S. and global market and economic conditions, particularly adverse in the insurance industry;
•	additional complexity, burdens and volatility in connection with our international sales and operations;
•	the length and variability of our sales and implementation cycles;
•	data breaches, unauthorized access to customer data or other disruptions of our solutions;
•

the significant influence that Apax VIII Fund, a global private equity fund (collectively, with its affiliates, “Apax”) and Accenture plc, a public limited company incorporated in Ireland (collectively, with its affiliates, “Accenture”), will have on the composition of our board of directors, our management, business plans and policies, and any conflicts of interest between Apax and Accenture, on the one hand, and our other stockholders, on the other hand;

•	our continued reliance on “controlled company” exemptions under Nasdaq listing standards during the applicable phase-in periods;
•

impact of pandemics, including the COVID-19 pandemic, on U.S. and global economies, our business, our employees, results of operations, financial condition, demand for our products, sales and implementation cycles, and the health of our customers’ and partners’ businesses; and

•	the other risks and uncertainties described under Part II, “Item 1A. Risk Factors.”

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

i

Basis of Presentation

As used in this Quarterly Report on Form 10-Q unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Duck Creek,” and similar references refer to Duck Creek Technologies, Inc. together with its subsidiaries, and the following terms have the meanings or are calculated as set forth below:

•	We define “subscription revenue” as the revenue derived from the sale of our SaaS solutions through recurring fee arrangements for the period indicated.
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

•	We define “DWP” as the gross dollar value of total premiums paid to carriers by policyholders.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding. When we state that we are the leading SaaS provider of core systems for the P&C insurance industry, we are basing our leadership on our subscription revenue for fiscal 2020.

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2019” refer to the fiscal year ended August 31, 2019. Any reference to a year not preceded by “fiscal” refers to a calendar year. Accordingly, our first three fiscal quarters are the successor three-month periods following August 31 (i.e., November 30, February 28 and April 30).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$361,160	$389,878
Accounts receivable, net	27,854	29,149
Unbilled revenue	19,850	18,121
Prepaid expenses and other current assets	11,838	12,186
Total current assets	420,702	449,334
Property and equipment, net	17,552	18,113
Operating lease assets	17,368	18,171
Goodwill	272,455	272,455
Intangible assets, net	77,599	81,687
Deferred tax assets	1,721	1,550
Unbilled revenue, net of current portion	3,489	3,487
Other assets	16,318	16,303
Total assets	$827,204	$861,100
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,432	$1,802
Accrued liabilities	32,895	58,202
Contingent earnout liability	5,172	3,701
Lease liability	3,439	3,611
Deferred revenue	25,978	30,397
Total current liabilities	68,916	97,713
Contingent earnout liability, net of current portion	—	3,391
Lease liability, net of current portion	20,946	21,739
Deferred revenue, net of current portion	240	379
Other long-term liabilities	5,720	4,121
Total liabilities	95,822	127,343
Commitments and contingencies (Note 13)
Stockholders' Equity
Common stock, 133,411,494 shares issued and 130,854,463 shares outstanding at November 30, 2020, 133,269,301 shares issued and 130,713,745 shares outstanding at August 31, 2020, 300,000,000 shares authorized at November 30, 2020 and August 31, 2020, par value $0.01 per share	1,334	1,333
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at November 30, 2020 and August 31, 2020, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,557,031 shares at November 30, 2020 and 2,555,556 shares at August 31, 2020	(64,745)	(64,688)
Accumulated deficit	(28,985)	(24,334)
Additional paid in capital	823,778	821,446
Total stockholders' equity	731,382	733,757
Total liabilities and stockholders' equity	$827,204	$861,100

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended November 30,
	2020	2019
Revenue:
Subscription	$27,909	$17,537
License	1,350	1,045
Maintenance and support	6,190	5,926
Professional services	23,457	22,062
Total revenue	58,906	46,570
Cost of revenue:[1]
Subscription	10,084	7,277
License	388	326
Maintenance and support	842	878
Professional services	13,716	12,042
Total cost of revenue	25,030	20,523
Gross margin	33,876	26,047
Operating expenses:[1]
Research and development	11,104	9,219
Sales and marketing	12,597	10,571
General and administrative	14,418	9,985
Change in fair value of contingent consideration	3	44
Total operating expenses	38,122	29,819
Loss from operations	(4,246)	(3,772)
Other (expense) income, net	(47)	373
Interest expense, net	(43)	(281)
Loss before income taxes	(4,336)	(3,680)
Provision for income taxes	315	334
Net loss	$(4,651)	$(4,014)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.04)
Weighted average shares of common stock - basic and diluted	130,788,359	—

1.	See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total redeemable partners’ interest and partners'	Common stock		Treasury Stock		Additional paid-in	Accumulated	Total stockholders' equity/ redeemable partners' interest and partners'
	capital	Shares	Amount	Shares	Amount	capital	deficit	capital
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$(24,334)	$733,757
Net loss	—	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock			—	1,475	(57)	—	—	(57)
Share-based compensation expense	—	—	—	—	—	2,333	—	2,333
Vesting of restricted stock awards	—	142,193	1	—	—	(1)	—	—
Balance at November 30, 2020	$—	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$(28,985)	$731,382

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total limited partners' interest
	Units	Amount	General partner interest	Total redeemable partners' interest	Total partners' capital
Balance, at August 31, 2019	470,210,869	$389,066	—	$389,066	—
Class A units redeemed	(20,292,029)	(58,800)	—	(58,800)	—
Class B units redeemed	(13,528,013)	(39,200)	—	(39,200)	—
Class D units and Phantom Units granted	-	—	—	—	—
Class D and Phantom Units forfeited	(622,031)	—	—	—	—
Class E units issued	41,412,296	115,454	—	115,454	—
Equity-based compensation	-	436	—	436	—
Net loss	-	(4,014)	—	(4,014)	—
Balance, at November 30, 2019	477,181,092	$402,942	—	$402,942	—

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended November 30,
	2020	2019
Operating activities:
Net loss	$(4,651)	$(4,014)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	787	737
Amortization of capitalized software	498	—
Amortization of intangible assets	4,087	4,267
Amortization of deferred financing fees	28	11
Share-based compensation expense	3,092	436
Loss on change in fair value of contingent earnout liability	3	44
Bad debt expense	14	(40)
Deferred taxes	(171)	19
Changes in operating assets and liabilities
Accounts receivable	1,280	(1,339)
Unbilled revenue	(1,730)	(1,169)
Prepaid expenses and other current assets	319	987
Other assets	(15)	87
Accounts payable	712	(230)
Accrued liabilities	(16,629)	(4,700)
Deferred revenue	(4,558)	(3,642)
Operating leases	(161)	312
Cash settlement of vested phantom stock	(6,677)	—
Other long-term liabilities	1,600	93
Net cash used in operating activities	(22,172)	(8,141)
Investing activities:
Capitalized internal-use software	(536)	(862)
Purchase of property and equipment	(188)	(1,636)
Net cash used in investing activities	(724)	(2,498)
Financing activities:
Payment of deferred IPO costs	(3,650)	(735)
Payment of deferred Class E offering costs	(192)	—
Proceeds from issuance of Class E Units, net of issuance costs	—	115,454
Payment on redemption of Class A and Class B Units	—	(98,000)
Purchase of treasury stock	(57)	—
Payments of contingent earnout liability	(1,923)	(3,182)
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Payment of deferred financing costs	—	(228)
Net cash (used in) provided by financing activities	(5,822)	13,309
Net (decrease) increase in cash and cash equivalents	(28,718)	2,670
Cash and cash equivalents – beginning of period	389,878	11,999
Cash and cash equivalents – end of period	$361,160	$14,669
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	730	577
Cash paid for interest	—	187
Fair value of contingent consideration	5,529	7,377
Deferred IPO costs in accounts payable and accrued liabilities	—	1,450

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(Unaudited)

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

(2)	Basis of Presentation, Consolidation, and Summary of Significant Accounting Policies
(a)	Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) set by the Financial Accounting Standards Board (FASB), and pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented have been reflected. References to GAAP issued by the FASB in these notes are to the FASB Accounting Standards Codification (FASB ASC). The Company has no items of other comprehensive income or loss; therefore, the Company’s net loss is identical to its comprehensive loss.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on November 3, 2020. Operating results for interim periods are not necessarily indicative of the results that may be expected for any future period or the entire fiscal year.

(b)	Risk and Uncertainties

The global pandemic resulting from the novel strain of coronavirus known as COVID-19, and certain intensified preventative or protective public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, have, and continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. While the Company did not experience a material disruption in bookings or sales from the COVID-19 pandemic in the three months ended November 30, 2020, a continued or intensifying outbreak over the short- or medium-term could result in delays in services delivery, delays in implementations, delays in critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains. Additionally, the Company may incur increased costs in the future when employees return to work and the Company implements measures to ensure their safety. The magnitude of the effect of COVID-19 on the Company’s business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on the Company’s ability to conduct its business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts of COVID-19 will be on the Company’s business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects and could cause significant volatility in the trading prices of the Company’s common stock as a result of any of the risks described above and other risks that the Company is not able to predict.

(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)	Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. There have been no material changes to the significant accounting policies during the three-month period ended November 30, 2020, other than those noted below relating to the adoption of ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) effective September 1, 2020.

Allowance for Credit Losses

The Company maintains an allowance for expected credit losses for its accounts receivable balance.  The allowance reflects the expected collectability of the balance and is based on historical losses, customer-specific factors, and current economic conditions. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded as a reduction to revenue.

(e)	Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). The new standard requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this new standard on September 1, 2020. The impact to the consolidated financial statements as a result of adoption was not material.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this new standard on September 1, 2020. The impact to the consolidated financial statements as a result of adoption was not material.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15). This new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company adopted this new standard on September 1, 2020. The impact to the consolidated financial statements as a result of adoption was not material.

(f)	Recent Accounting Pronouncements Not Yet Effective

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). The new standard is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04).  The new standard provides temporary optional expedients and exceptions to GAAP guidance on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates. The Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

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

(2)

Identify the performance obligations in the contract Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third-parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.

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

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the three months ended November 30, 2020 and 2019:

	For the Three Months Ended November 30,
	2020	2019
United States	$53,416	$44,154
All other	5,490	2,416
Total revenue	$58,906	$46,570

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

For the three months ended November 30, 2020 and 2019 $10.5 million and $4.9 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

For the three months ended November 30, 2020 and 2019, the Company recognized revenue of $14.8 million and $11.7 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2020, approximately $458.1 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $104.5 million in fiscal 2021 and approximately $353.6 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)	Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the three months ended November 30, 2020:

Outline Systems, LLC
Balance at August 31, 2020	$7,092
Change in fair value, including accretion	3
Payments to sellers	(1,923)
Balance at November 30, 2020	$5,172

(4)	Fair Value Measurements

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of November 30, 2020 and August 31, 2020:

	November 30, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability classified awards	$1,825	$—	$1,001	$2,826
Contingent earnout liability	—	—	5,172	5,172
Total liabilities	$1,825	$—	$6,173	$7,998

	August 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability classified awards	$7,821	$—	$879	$8,700
Contingent earnout liability	—	—	7,092	7,092
Total liabilities	$7,821	$—	$7,971	$15,792

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates.  These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.  Quoted prices for liability classified stock appreciation rights are not readily available.  Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the three months ended November 30, 2020:

Balance as of August 31, 2020	$879
Additions due to new awards	—
Net change in the fair value	122
Cash settlement of awards	—
Balance as of November 30, 2020	$1,001

The Company had no assets measured and recorded at fair value on a recurring basis as of November 30, 2020 and August 31, 2020.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Prepaid software licenses	$152	$115
Directors and officers insurance	3,895	5,355
Computer and hardware software	2,290	1,994
Other	5,501	4,722
Total prepaid expenses and other current assets	$11,838	$12,186

(6)	Property and Equipment, Net

Property and equipment, net as of November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31
	2020	2020
Leasehold improvements	$11,050	$11,216
Internal-use software	7,840	7,304
Computer equipment	4,406	4,310
Furniture and fixtures	2,300	2,181
Office equipment	490	478
Assets under construction	111	—
Total property and equipment	$26,197	$25,489
Less accumulated depreciation and amortization	(8,645)	(7,376)
Property and equipment, net	$17,552	$18,113

Depreciation expense related to property and equipment was $0.8 million and $0.7 million for the three months ended November 30, 2020 and November 30, 2019, respectively.

Amortization expense related to internal-use software was $0.5 million for the three months ended November 30, 2020 and no amortization expense was recorded for the three months ended November 30, 2019 since the initial amortization period began during the second quarter of fiscal 2020.

(7)	Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2020.

Intangible assets as of November 30, 2020 and August 31, 2020 consisted of the following:

	November 30, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	44,105	$59,495	6.2 years
Acquired technology	32,235	19,971	12,264	2.7 years
Trademarks and tradenames	9,400	4,073	5,327	5.7 years
Domain name	100	43	57	5.7 years
Backlog	6,700	6,244	456	1.7 years
	$152,035	$74,436	$77,599

	August 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	41,535	$62,065	6.5 years
Acquired technology	32,235	18,785	13,450	3.0 years
Trademarks and tradenames	9,400	3,838	5,562	6.0 years
Domain name	100	40	60	6.0 years
Backlog	6,700	6,150	550	2.0 years
	$152,035	$70,348	$81,687

Amortization expense was $4.1 million and $4.3 million for the three months ended November 30, 2020 and 2019, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of November 30, 2020, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2021	$12,240
2022	15,793
2023	15,225
2024	11,453
2025 and thereafter	22,888
Total	$77,599

(8)	Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

Three Months Ended November 30, 2020
Numerator
Net loss	$(4,651)
Denominator
Weighted average shares of common stock - basic and diluted	130,788,359
Net loss per share - basic and diluted	$(0.04)

Prior to the IPO, there were no shares of common stock outstanding, and the membership structure of Duck Creek Technologies consisted of limited partnership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three-month period ended November 30, 2019.

As of November 30, 2020, 4,451,120 shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

(9)	Other Assets

Other assets as of November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31,
	2020	2020
Deferred contract costs	$12,630	$12,440
Other noncurrent assets	3,688	3,863
Total other assets	$16,318	$16,303

The amortization related to deferred contracts costs was $0.6 million and $0.7 million for the three months ended November 30, 2020 and 2019, respectively, and there was no impairment loss in relation to the costs capitalized.

(10)	Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of November 30, 2020 and August 31, 2020, consisted of the following:

	November 30,	August 31
	2020	2020
Accounts receivable	$28,223	$29,504
Allowance for credit losses	(369)	(355)
Accounts receivable, net	$27,854	$29,149

The following table presents changes to the allowance for credit losses during the three months ended November 30, 2020:

Allowance, August 31, 2020	$(355)
Net changes to credit losses	(14)
Write-offs, net	—
Allowance, November 30, 2020	$(369)

(11)Accrued Liabilities

Accrued liabilities as of November 30, 2020 and August 31, 2020 consisted of the following:

	November 30,	August 31
	2020	2020
Accrued bonuses	$3,732	$18,175
Accrued hosting fees	10,617	11,890
Accrued vacation	8,444	7,560
Accrued commissions	1,098	2,269
Accrued professional service fees	274	1,910
Liability-classified phantom units and SARs	2,826	8,700
Accrued withholding taxes	261	731
Other	5,643	6,967
Total accrued liabilities	$32,895	$58,202

(12)	Credit Facility

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, maintaining a minimum level of consolidated EBITDA, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of November 30, 2020.

There was no outstanding balance under the revolving credit facility at November 30, 2020 or August 31, 2020. Letters of credit of $1.0 million under the revolving credit facility were outstanding at both November 30, 2020 and August 31, 2020.

The Company incurred $0.2 million of costs directly related to the maturity extension, which were deferred and will be amortized over the term of the extension.

(13)	Commitments and Contingencies
(a)	Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of November 30, 2020 or 2019.

(b)	Guarantees

The Company’s products are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s services are generally warranted to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third-party’s intellectual property rights.

To date, the Company has not incurred any material costs as a result of such indemnifications or commitments and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

(14)	Share-Based Compensation

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three months ended November 30, 2020 and 2019:

	Three Months Ended November 30,
	2020	2019
Cost of subscription revenue	$80	$—
Cost of maintenance and support revenue	7	1
Cost of services revenue	610	26
Research and development	511	90
Sales and marketing	899	77
General and administrative	985	242
Total share-based compensation expense	$3,092	$436

(15)	Segment Information and Information about Geographic Areas

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	November 30,	August 31,
	2020	2020
United States	$15,186	$15,715
All other	2,366	2,398
Total property and equipment, net	$17,552	$18,113

(16)	Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of November 30, 2020, Accenture held 19.2% of the outstanding shares of common stock of the Company. The Company provides certain professional services, software maintenance services and SaaS products to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three months ended November 30, 2020 and 2019, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During the three months ended November 30, 2020 the Company had incurred no expenditures relating to services performed by Accenture and incurred an immaterial amount during the three months ended November 30, 2019.

Revenue Contracts with Investors

The Company recognized revenue from customers that invested in the Company’s Class E Preferred Units during the year ended 2020 whose shares converted to common stock in our IPO. During the three months ended November 30, 2020, the Company recognized aggregate revenue of $7.5 million from these customers.

As of November 30, 2020, the Company had deferred revenue of $4.1 million and outstanding accounts receivables due from these customers of $4.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled Part II, “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the three months ended November 30, 2020 and 2019, SaaS ACV bookings represented 95% and 98% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which over 60 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had one consolidated entity that accounted for 10% of our total revenue in the first quarter of fiscal 2021 and a different consolidated entity that represented approximately 13% of our total revenue during the first quarter of fiscal 2020. These consolidated entities are large multinational corporations that do business with us through multiple subsidiaries.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended November 30, 2020 and 2019, subscription revenue was 79% and 72% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our existing newer contracts have, and our contracts going forward are expected to have, initial two-year committed terms, this change has not had, and is not expected to have a material impact on the comparability of our results presented herein and in future periods. Our term license revenue accounted for 4% and 3% of software revenue during the three months ended November 30, 2020 and 2019, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $12.6 million and $10.6 million in the three months ended November 30, 2020 and 2019, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our new SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team is the fastest growing component of our cost of subscription revenue. Our cost of subscription revenue totaled $10.1 million and $7.3 million in the three months ended November 30, 2020 and 2019, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $11.1 million and $9.2 million during the three months ended November 30, 2020 and 2019, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended November 30, 2020 and 2019, our professional services revenue was $23.5 million and $22.1 million, respectively.

COVID-19 expenses. In March 2020, we implemented various measures in response to the ongoing COVID-19 pandemic to ensure the safety of our employees. Over a two-day period, we shifted 100% of our employee base to work from home and suspended international and domestic travel. As a result, we have experienced a decrease in our sales and marketing expenses since the onset of the pandemic, primarily related to a decrease in travel costs. We expect this trend to continue at least in the near term, however such savings may be offset by increased costs when employees return to work and we implement measures to ensure their safety.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 79% and 72% of software revenue during the three months ended November 30, 2020 and 2019, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. Historically, our term license contracts had terms of three to six years. We began revising our contracting practices in fiscal 2018 by selling our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. As a result of our revenue mix shift to subscription, this change did not have, and is not expected to have a material impact on our results presented herein or going forward. There is potential volatility across quarters for our license revenue due to the timing of license sales and renewals. Our license revenue accounted for 4% of software revenue during both the three months ended November 30, 2020 and 2019.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 17% and 24% of software revenue during the three months ended 2020 and 2019, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 40% and 47% of our total revenue the three months ended November 30, 2020 and 2019, respectively.

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

Cost of Subscriptions

Our cost of subscription revenue is primarily comprised of cloud infrastructure costs, royalty fees paid to third-parties, amortization of acquired technology intangible assets and personnel-related expenses for our SaaS operations teams, including salaries and other direct personnel-related costs.

Cost of Licenses

Our cost of license revenue is primarily comprised of royalty fees paid to third-parties and amortization of acquired technology intangible assets.

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

Gross Margins

Gross margins have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, DWP volume growth, the mix of revenue between SaaS solutions, software licenses, maintenance and support and professional services and changes in cloud infrastructure and personnel costs. We expect near term gross margin declines based on investments in additional personnel in both SaaS operations and professional services. Over time, we expect gross margins to increase as we onboard additional customers, achieve growth within existing customers and realize greater economies of scale.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2020 and 2019

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended November 30,
(dollars in thousands)	2020		2019
Revenue
Subscription	$27,909	47%	$17,537	38%
License	1,350	2	1,045	2
Maintenance and support	6,190	11	5,926	13
Professional services	23,457	40	22,062	47
Total revenue	58,906	100	46,570	100
Cost of revenue
Subscription	10,084	17	7,277	16
License	388	1	326	1
Maintenance and support	842	1	878	2
Professional services	13,716	23	12,042	26
Total cost of revenue	25,030	42	20,523	44
Gross margins	33,876	58	26,047	56
Operating expenses
Research and development	11,104	19	9,219	20
Sales and marketing	12,597	21	10,571	23
General and administrative	14,418	25	9,985	21
Change in fair value of contingent consideration	3	—	44	—
Total operating expense	38,122	65	29,819	64
Loss from operations	(4,246)	(7)	(3,772)	(8)
Other (expense) income, net	(47)	—	373	1
Interest expense, net	(43)	—	(281)	(1)
Loss before income taxes	(4,336)	(7)	(3,680)	(8)
Provision for income taxes	315	—	334	1
Net loss	$(4,651)	(7)%	$(4,014)	(9)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended November 30,
	2020	2019
Cost of subscription revenue	$80	$—
Cost of maintenance and support revenue	7	1
Cost of services revenue	610	26
Research and development	511	90
Sales and marketing	899	77
General and administrative	985	242
Total share-based compensation expense	$3,092	$436

Revenue

Subscription

Subscription revenue increased $10.4 million, or 59%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes the full quarter impact of prior quarter sales, sales of new services to existing customers and contractual growth.

License

License revenue increased $0.3 million, or 29%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to a new term license sale to an existing customer.

Maintenance and Support

Maintenance and support revenue increased $0.3 million, or 4%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to a $0.2 million decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Professional services

Professional services revenue increased $1.4 million, or 6%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to growth of our existing software customer base and new customer implementations.

Cost of Revenue

Cost of revenue increased $4.5 million, or 22%, in the three months ended November 30, 2020 compared to the three months ended November 30, 2019.

Cost of Subscriptions

Cost of subscription revenue increased $2.8 million, or 39%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to an increase in SaaS customers, and is comprised of a $1.3 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $0.9 million increase in hosting costs, and a $0.5 million increase in amortization expense associated with capitalized internal-use software costs.

Cost of License

Cost of license revenue increased $0.1 million, or 19% in the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to an increase in royalties paid to third parties resulting from the increase in license revenue.

Cost of Maintenance and Support

Cost of maintenance and support revenue decreased $0.04 million, or (4%), in the three months ended November 30 2020 versus the three months ended November 30, 2019 primarily due to a decrease in personnel-related costs required to support our term and perpetual license customers, and a decrease in travel and entertainment expenses.

Cost of Professional Services

Cost of professional services revenue increased $1.7 million, or 14%, in the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily driven by a product development project, partly staffed by professional services personnel, that generated $1.7 million of reimbursements from a third party during the three months ended November 30, 2019.  This project was completed in December 2019. Share-based compensation expense increased $0.6 million in the three months ended November 30, 2020 compared to the prior year period, but this increase was offset by a $0.7 million decrease in travel and entertainment expenses.

Gross Margins

Gross margins increased $7.8 million, or 30%, in the three months ended November 30, 2020 versus the three months ended November 30, 2019, primarily due to a $7.6 million increase in subscription gross margin and a $0.3 million increase in maintenance and support gross margin, and a $0.2 million increase in license gross margin, partially offset by a $0.3 million decrease in professional services gross margin. Our gross margin percentage increased from 56% for the three months ended November 30, 2019 to 58% for the three months ended November 30, 2020 due to increases in subscription gross margin percentage, license gross margin percentage, and maintenance and support gross margin percentage, partially offset by a decrease in professional services gross margin percentage.

Operating Expenses

Research and Development Expense

Research and development expense increased $1.9 million, or 20%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019, primarily due to a $1.2 million increase in salaries and payroll-related costs from increased headcount, a $0.4 million increase in share-based compensation, a $0.3 million decrease in capitalized software costs, and a $0.2 million increase in data center costs. These increases were partially offset by a $0.2 million reduction in travel and entertainment expenses.

Sales and Marketing Expense

Sales and marketing expense increased $2.0 million, or 19%, during the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to a $1.3 million increase in salaries and payroll-related costs from increased headcount, a $0.8 million increase in share-based compensation, a $0.4 million increase in marketing programs, and a $0.2 million increase in commission expense, partially offset by a $0.6 million decrease in travel and entertainment expenses.

General and Administrative Expense

General and administrative expense increased $4.4 million, or 44%, in the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to a $1.5 million increase in professional fees relating to the follow-on offering, a $1.5 million increase in insurance expense as a result of becoming a public company, a $0.7 million increase in share-based compensation, a $0.4 million increase in legal and audit fees, and $0.6 million of increases across various expenses, including depreciation expense, partially offset by a $0.3 million reduction in travel and entertainment expenses.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration reflected minor expense values in both comparison periods and is due to present value calculations related to the contingent consideration of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management).

Other Income (Expense), Net

Other income (expense), net decreased $0.4 million during the three months ended November 30, 2020 as compared to the three months ended November 30, 2019, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Expense, Net

Interest expense, net decreased $0.2 million in the three months ended November 30, 2020 versus the three months ended November 30, 2019 primarily due to no outstanding net revolver borrowings during the three months ended November 30, 2020.

Provision for Income Taxes

Provision for income taxes was relatively consistent in the three months ended November 30, 2020 versus the three months ended November 30, 2019.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through a portion of the net proceeds received from our IPO. As of November 30, 2020, we had $361.2 million in cash, no outstanding borrowings under our revolving credit facility and $1.0 million of outstanding letters of credit. We also had $29.0 million of additional principal availability under our revolving credit facility. We believe that our existing cash, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of November 30, 2020, $18.1 million of cash was held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intention to indefinitely reinvest these funds outside the United States.

Summary of Cash Flows for the Three Months Ended November 30, 2020 and 2019

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended November 30,
($ in thousands)	2020	2019
Net cash used in operating activities	$(22,172)	$(8,141)
Net cash used in investing activities	(724)	(2,498)
Net cash (used in) provided by financing activities	(5,822)	13,309
Net (decrease) increase in cash and cash equivalents	(28,718)	2,670
Cash and cash equivalents, beginning of period	389,878	11,999
Cash and cash equivalents, end of period	$361,160	$14,669

Operating Activities

We used $22.2 million of cash from operating activities during the three months ended November 30, 2020, compared to cash used in operating activities of $8.1 million during the three months ended November 30, 2019. This $14.1 million decrease in operating cash was primarily due to an increase in annual employee bonus payments of $7.6 million and the $6.7 million cash settlement of phantom equity awards that vested as a result of our IPO.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment and capitalization of internal use software costs.

We used $0.7 million of cash in investing activities during the three months ended November 30, 2020 compared to $2.5 million in the three months ended November 30, 2019. In the first quarter of fiscal 2020, we spent approximately $1.3 million on leasehold improvements for several of our office locations, both new and existing. Such spending was not repeated in the first quarter of 2021. Additionally, our capitalized costs for internal use software were $0.3 million less during the three months ended November 30, 2020 compared to the prior year period.

Financing Activities

We used $5.8 million in financing activities during the three months ended November 30, 2020, compared to cash generated from financing activities of $13.3 million during the three months ended November 30, 2019. Cash used in financing activities primarily related to $3.7 million in payments for deferred IPO costs, a $1.9 million payment of contingent earnout liability, and a $0.2 million payment for deferred Class E units offering costs.

Cash generated from financing activities during the three months ended November 30, 2019 consisted of $115.5 million of net proceeds from the issuance of Class E Units and borrowings under our revolving credit facility of $5.0 million partially offset by a $58.8 million payment for the redemption of Class A Units and a $39.2 million payment for the redemption of Class B Units, payments of principal on our revolving credit facility of $5.0 million, payments of contingent earnout liabilities of $3.2 million and costs of $0.7 million relating to proceeding with our initial public offering.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $3.6 million and $1.4 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
GAAP Net Loss	$(4,651)	$(4,014)
Provision for income taxes	315	334
Other (income) expense	47	(373)
Interest expense, net	43	281
Depreciation of property and equipment	787	737
Amortization of intangible assets	3,994	3,994
Share-based compensation expense	3,092	436
Change in fair value of contingent earnout liability	3	44
Adjusted EBITDA	$3,630	$1,439

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was ($22.9) million and ($10.6) million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$(22,172)	$(8,141)
Purchases of property and equipment	(188)	(1,636)
Capitalized internal-use software	(536)	(862)
Free Cash Flow	$(22,896)	$(10,639)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $36.3 million and $27.3 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
GAAP Gross Margin	$33,876	$26,047
Share-based compensation expense	697	27
Amortization of intangible assets	1,186	1,186
Amortization of capitalized internal-use software	498	—
Non-GAAP Gross Margin	$36,257	$27,260

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $2.8 million and $0.7 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliations of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
GAAP Loss from Operations	$(4,246)	$(3,772)
Share-based compensation expense	3,092	436
Amortization of intangible assets	3,994	3,994
Change in fair value of contingent earnout liability	3	44
Non-GAAP Income from Operations	$2,843	$702

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $2.4 million and $0.5 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
GAAP Net Loss	$(4,651)	$(4,014)
Share-based compensation expense	3,092	436
Amortization of intangible assets	3,994	3,994
Change in fair value of contingent earnout liability	3	44
Tax effect of adjustments (1)	—	—
Non-GAAP Net Income	$2,438	$460

Non-GAAP Net Income per Share (Basic) (2)	$0.02

Shares used in computing Non-GAAP Net Income per Share (Basic) (2)	130,788,359	nm

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

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 118% and 113% for the three months ended November 30, 2020 and 2019, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $103.9 million and $60.4 million for the three months ended November 30, 2020 and 2019, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Non-GAAP Subscription Gross Margin. We define Non-GAAP Subscription Gross Margin as GAAP subscription gross margin before the portion of amortization of intangible assets, amortization of capitalized internal-use software and share-based compensation expense that is included in subscription gross margin. We believe Non-GAAP Subscription Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of subscription gross margin. Non-GAAP Subscription Gross Margin was $19.3 million and $11.1 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Subscription Gross Margin to subscription gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
Subscription gross margin	$17,825	$10,260
Amortization of intangible assets	890	885
Amortization of capitalized internal-use software	498	—
Share-based compensation expense	80	—
Non-GAAP Subscription Gross Margin	$19,293	$11,145

Non-GAAP Professional Services Gross Margin. We define Non-GAAP Professional Services Gross Margin as GAAP professional services gross margin before the portion of share-based compensation expense that is included in professional services gross margin. We believe Non-GAAP Professional Services Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of professional services gross margin. Non-GAAP Professional Services Gross Margin was $10.4 million and $10.0 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Professional Services Gross Margin to professional services gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
Professional services gross margin	$9,741	$10,020
Share-based compensation expense	610	26
Non-GAAP Professional Services Gross Margin	$10,351	$10,046

Non-GAAP Sales and Marketing Expense. We define Non-GAAP Sales and Marketing Expense as GAAP sales and marketing expense before the portion of amortization of intangible assets and share-based compensation expense that is included in sales and marketing expense. We believe Non-GAAP Sales and Marketing Expense provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of sales and marketing expense. Non-GAAP Sales and Marketing Expense was $9.1 million and $7.9 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Sales and Marketing Expense to sales and marketing expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
Sales and marketing expense	$12,597	$10,571
Amortization of intangible assets	(2,570)	(2,570)
Share-based compensation expense	(899)	(77)
Non-GAAP Sales and Marketing Expense	$9,128	$7,924

Non-GAAP Research and Development Expense. We define Non-GAAP Research and Development Expense as GAAP research and development expense before the portion of share-based compensation expense that is included in research and development expense. We believe Non-GAAP Research and Development Expense provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of research and development expense. Non-GAAP Research and Development Expense was $10.6 million and $9.1 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP Research and Development Expense to research and development expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
Research and development expense	$11,104	$9,219
Share-based compensation expense	(511)	(90)
Non-GAAP Research and Development Expense	$10,593	$9,129

Non-GAAP General and Administrative Expense. We define Non-GAAP General and Administrative Expense as GAAP general and administrative expense before the portion of amortization of intangible assets and share-based compensation expense that is included in general and administrative expense. We believe Non-GAAP General and Administrative Expense provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of general and administrative expense. Non-GAAP General and Administrative Expense was $13.2 million and $9.5 million for the three months ended November 30, 2020 and 2019, respectively. A reconciliation of Non-GAAP General and Administrative Expense to general and administrative expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2020	2019
General and administrative expense	$14,418	$9,985
Amortization of intangible assets	(238)	(238)
Share-based compensation expense	(985)	(243)
Non-GAAP General and Administrative Expense	$13,195	$9,504

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of LIBOR plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 2.0% to 3.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). For the three months ended November 30, 2020, the effective interest rate under our revolving credit agreement was 6.9%. In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty.

The credit agreement contains a number of customary restrictive covenants, including limits on additional indebtedness, the creation of liens and limits on making certain investments. Limits on our revolving credit facility also require compliance with the following ratios: maintaining a minimum level of consolidated EBITDA (ranging from $5.0 million to $12.0 million depending on the applicable four quarter period), and maintaining a leverage ratio that does not exceed 3.25:1.00. We were in compliance with these financial and nonfinancial covenants as of November 30, 2020.

We incurred $0.3 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to interest expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of November 30, 2020, and had $4.0 million outstanding as of November 30, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the three months ended November 30, 2020 and 2019, respectively.

Critical Accounting Policies and Estimates

The process of preparing our financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2020 filed with the SEC on November 3, 2020.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements and our assessment of any expected impact of these pronouncements if known is included in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, including interest rate and foreign currency exchange risks.

Interest Rate Risk

As of November 30, 2020, our cash balance did not include any cash equivalents or restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (filed November 3, 2020). There have been no material changes to our market risks or to our management of such risks as of November 30, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of November 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Our business involves significant risks, some of which are set forth below. You should carefully consider the risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, as updated and supplemented below together with other information set forth in this Quarterly Report on Form 10-Q and in our other public filings. If any of the following risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur.

Risks related to our business and industry

Public health outbreaks, epidemics or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition.

Public health outbreaks, epidemics or pandemics, could materially and adversely impact our business. For example, in March 2020, the World Health Organization declared the COVID-19 virus outbreak a global pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The outbreak and certain intensified preventative or protective public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, including orders to shelter-in-place and restrictions on travel and permitted business operations, have, and continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing outbreak has disrupted, and will continue to disrupt, the normal operations of many businesses, including our customers, as well as the ability of our technical support teams and sales force to travel to existing customers and new business prospects, and the operations of our customers and SI partners. We have also limited our in-person marketing activities and expect this will continue for the foreseeable future. For example, we converted our 2020 user conference, Formation, into an online forum called Formation. While our business has not, to date, experienced a material disruption in bookings or sales from the COVID-19 pandemic, a continued or intensifying outbreak over the short- or medium-term could result in delays in services delivery, delays in implementations, delays in critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains. Additionally, we may incur increased costs in the future when employees return to work and we implement measures to ensure their safety.

The related impact on the global economy could also decrease technology spending by our existing and prospective customers and adversely affect their demand for our solutions. Further, our sales and implementation cycles could increase, resulting in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue or in difficulty in accurately predicting our financial forecasts. Additionally, the economic downturn and rising unemployment rates resulting from COVID-19 have the potential to significantly reduce individual and business disposable income and depress consumer confidence, which could limit the ability or willingness of some consumers to obtain and pay for insurance products in both the short- and medium-term, which may negatively impact the ability of our customers to pay for our services or require such customers to request amended payment terms for their outstanding invoices. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.

The outbreak also presents operational challenges as our workforce is currently working remotely and assisting customers who are also generally working remotely. We have also suspended international and domestic travel. We depend on key officers and a small number of employees; should any of them become ill and unable to work, it could impact our productivity and business continuity. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, it is not possible for us to predict the duration or magnitude of these business disruptions and the adverse results of the outbreak, which ultimately will depend on many factors, including the speed and effectiveness of containment efforts throughout the world. These disruptions could negatively affect our operations or internal controls over financial reporting and may require us to implement new processes, procedures and controls to respond to further changes in our business environment.

Additionally, COVID-19 could increase the magnitude of many of the other risks described herein and have other adverse effects on our operations that we are not currently able to predict. For example, we have, and may continue to delay or limit our internal strategies in the short- and medium-term by, for example, redirecting significant resources and management attention away from implementing our strategic priorities or executing opportunistic corporate development transactions (including our international expansion). We are also currently in contract renewal discussions with certain of the cloud providers that we rely on to provide our products and services. We cannot assure you of the final terms of any such discussions, including the length of any renewed commitment, especially in light of the uncertainties of COVID-19. In some cases, we may agree to a longer commitment than the contract being renewed for reasons such as improving the terms we obtain.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our Annual Report, which is incorporated by reference in this quarterly report on Form 10-Q, such as those relating to our liquidity.

Risks Related to Our Organizational Structure

Although we are not a controlled company within the meaning of the Nasdaq, during the phase-in period we may continue to rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

Upon the completion of a secondary offering on November 13, 2020 by Apax and Accenture, we ceased to be a controlled company under the Nasdaq listing requirements. Under the Nasdaq listing requirements, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (1) one independent committee member at the time it ceases to be a controlled company, (2) a majority of independent committee members within 90 days of the date it ceases to be a controlled company and (3) all independent committee members within one year of the date it ceases to be a controlled company. Additionally, the Nasdaq listing requirements provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.

Since ceasing to be a controlled company, a director nominated by Accenture resigned. We intend to appoint additional directors to our board of directors and committees and/or appoint current directors who are then deemed independent to additional committees within the time periods required by the Nasdaq listing requirements. Two directors nominated by Apax and one director nominated by Accenture remain on our board of directors.

During these phase-in periods, our stockholders will not have the same protections afforded to stockholders of companies of which the majority of directors are independent and, if, within the phase-in periods, we are not able to recruit additional directors who would qualify as independent, or otherwise comply with the Nasdaq listing requirements, we may be subject to enforcement actions by Nasdaq. In addition, a change in our board of directors and committee membership may result in a change in corporate strategy and operating philosophies, and may result in deviations from our current growth strategy.

Pursuant to the Stockholders’ Agreement, Apax and Accenture have significant influence through the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Apex’s and Accenture’s interests may conflict with ours or yours in the future.

Pursuant to the Stockholders’ Agreement, dated as of August 14, 2020, we are required to take all necessary action to cause our board of directors to include individuals designated by Apax and Accenture, with the number of directors so designated being subject to certain ownership thresholds. Apax and Accenture, individually, are required to vote all of their shares, and take all other necessary actions, to cause our board of directors to include the individuals designated as directors by Apax and Accenture (as applicable). For so long as Apax and Accenture continue to own a significant percentage of our common stock, Apax and Accenture, through their collective voting power and certain protective provisions, are able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. For example, each of Apax and Accenture have certain consent rights so long as such stockholder owns at least 5% of the outstanding equity securities of the Company that are not shares of our common stock awarded under the Company’s 2020 Omnibus Incentive Plan or other incentive equity plan. Accordingly, for such period of time, Apax and Accenture have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, Apax and Accenture are able to cause or prevent a change of control of us or a change in composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Apax owns approximately 28.9% of our common stock and Accenture owns approximately 19.2% of our common stock. As a result, Apax and Accenture exercise significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Apax and Accenture may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Apax and Accenture may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

• the timing of our customers’ buying decisions and reductions in our customers’ budgets for IT purchases and delays in their purchasing cycles, particularly in light of recent adverse global economic conditions;

• variations in our quarterly or annual operating results;

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

• litigation and governmental investigations;

• announcements or actions taken by Apax as a significant stockholder;

• sales of substantial amounts of our common stock by Apax or other significant stockholders or our insiders (including the shares sold hereby), or the expectation that such sales might occur;

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

• general market, political and economic conditions, in the insurance industry in particular, including any such conditions and local conditions in the markets in which any of our customers are located; and

• actions by institutional stockholders;

• the loss of our “controlled company” exemptions under Nasdaq listing standards and applicable phase-in periods with respect thereto.

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

We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company for up to four more years. For so long as we remain an emerging growth company, we are permitted and currently rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. We cannot predict whether investors find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: January 13. 2021	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer

Date: January 13. 2021	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Chief Financial Officer