Form 10-Q
period 2021-02-28
DUCK CREEK TECHNOLOGIES, INC.
filed 2021-04-12
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 9, 2021, the registrant had 131,588,942 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$76,074	$389,878
Short-term investments	287,906	—
Accounts receivable, net	34,738	29,149
Unbilled revenue	22,143	18,121
Prepaid expenses and other current assets	15,240	12,186
Total current assets	436,101	449,334
Property and equipment, net	16,725	18,113
Operating lease assets	16,632	18,171
Goodwill	272,455	272,455
Intangible assets, net	73,512	81,687
Deferred tax assets	2,065	1,550
Unbilled revenue, net of current portion	2,824	3,487
Other assets	16,983	16,303
Total assets	$837,297	$861,100
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,001	$1,802
Accrued liabilities	40,664	58,202
Contingent earnout liability	5,267	3,701
Lease liability	3,292	3,611
Deferred revenue	28,860	30,397
Total current liabilities	79,084	97,713
Contingent earnout liability, net of current portion	—	3,391
Lease liability, net of current portion	20,196	21,739
Deferred revenue, net of current portion	23	379
Other long-term liabilities	6,058	4,121
Total liabilities	105,361	127,343
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, 134,081,473 shares issued and 131,524,442 shares outstanding at February 28, 2021, 133,269,301 shares issued and 130,713,745 shares outstanding at August 31, 2020, 300,000,000 shares authorized at February 28, 2021 and August 31, 2020, par value $0.01 per share	1,341	1,333
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at February 28, 2021 and August 31, 2020, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,557,031 shares at February 28, 2021 and 2,555,556 shares at August 31, 2020	(64,745)	(64,688)
Accumulated deficit	(35,349)	(24,334)
Accumulated other comprehensive income (loss)	(6)	—
Additional paid in capital	830,695	821,446
Total stockholders' equity	731,936	733,757
Total liabilities and stockholders' equity	$837,297	$861,100

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended February 28 and 29,		For the Six Months Ended February 28 and 29,
	2021	2020	2021	2020
Revenue:
Subscription	$30,608	$20,276	$58,517	$37,813
License	3,588	2,226	4,938	3,271
Maintenance and support	5,885	5,801	12,075	11,727
Professional services	22,571	24,524	46,028	46,586
Total revenue	62,652	52,827	121,558	99,397
Cost of revenue:
Subscription	11,411	8,873	21,495	16,150
License	446	515	834	841
Maintenance and support	859	887	1,701	1,765
Professional services	14,826	13,338	28,542	25,380
Total cost of revenue	27,542	23,613	52,572	44,136
Gross margin	35,110	29,214	68,986	55,261
Operating expenses:
Research and development	12,681	10,008	23,785	19,227
Sales and marketing	14,165	11,245	26,762	21,816
General and administrative	14,617	9,747	29,035	19,732
Change in fair value of contingent consideration	95	167	98	211
Total operating expenses	41,558	31,167	79,680	60,986
Loss from operations	(6,448)	(1,953)	(10,694)	(5,725)
Other income (expense), net	510	(153)	463	220
Interest expense, net	(38)	(45)	(81)	(326)
Loss before income taxes	(5,976)	(2,152)	(10,312)	(5,832)
Provision for income taxes	388	288	703	622
Net loss	$(6,364)	$(2,440)	$(11,015)	$(6,454)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.05)		$(0.08)
Weighted average shares of common stock, basic and diluted	130,982,116	—	130,851,680	—

1.	See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Other Comprehensive Loss

(In thousands, except share information)

(Unaudited)

	For the Three Months Ended February 28 and 29,		For the Six Months Ended February 28 and 29,
	2021	2020	2021	2020
Net loss	$(6,364)	$(2,440)	$(11,015)	$(6,454)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(6)	—	(6)	—
Total other comprehensive loss	(6)	—	(6)	—
Comprehensive loss	$(6,370)	$(2,440)	$(11,021)	$(6,454)

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total redeemable partners’ interest and partners'	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders' equity/ redeemable partners' interest and partners'
	capital	Shares	Amount	Shares	Amount	capital	Loss	deficit	capital
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$733,757
Net loss	—	—	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock			—	1,475	(57)	—	—	—	(57)
Share-based compensation expense	—	—	—	—	—	2,333	—	—	2,333
Vesting of restricted stock awards	—	142,193	1	—	—	(1)	—	—	—
Balance at November 30, 2020	$—	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$—	$(28,985)	$731,382
Net loss	$—	—	$—	—	$—	$—	$—	$(6,364)	$(6,364)
Proceeds from follow-on offering, net of issuance costs	—	90,000	1	—	—	3,452	—	—	3,453
Share-based compensation expense	—	—	—	—	—	2,478	—	—	2,478
Issuance of common stock upon exercise of stock options		36,809	—	—	—	993	—	—	993
Vesting of restricted stock awards	—	543,170	6	—	—	(6)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)
Balance at February 28, 2021	$—	134,081,473	$1,341	2,557,031	$(64,745)	$830,695	$(6)	$(35,349)	$731,936

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total redeemable partners’ interest and partners' capital		Common stock		Treasury Stock		Additional paid-in	Accumulated	Non- controlling	Total stockholders' equity/ redeemable partners' interest and partners'
	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	interests	capital
Balance at August 31, 2019	470,210,869	$389,066	—	$—	$—	—	$—	$—	$—	$389,066
Class A units redeemed	(20,292,029)	(58,800)	—	—	—	—	—	—	—	(58,800)
Class B units redeemed	(13,528,013)	(39,200)	—	—	—	—	—	—	—	(39,200)
Class D units and Phantom Units granted	—	—	—	—	—	—	—	—	—	—
Class D and Phantom Units forfeited	(622,031)	—	—	—	—	—	—	—	—	—
Class E units issued	41,412,296	115,454	—	—	—	—	—	—	—	115,454
Equity-based compensation	—	436	—	—	—	—	—	—	—	436
Net loss	—	(4,014)	—	—	—	—	—	—	—	(4,014)
Balance at November 20, 2019	477,181,092	$402,942	—	$—	—	$—	$—	$—	$—	$402,942
Class A units redeemed	(18,133,278)	(60,000)	—	—	—	—	—	—	—	(60,000)
Class B units redeemed	(12,088,848)	(40,000)	—	—	—	—	—	—	—	(40,000)
Class D units and Phantom Units granted	3,110,000	—	—	—	—	—	—	—	—	—
Class D and Phantom Units forfeited	(59,375)	—	—	—	—	—	—	—	—	—
Class E units issued	30,222,126	97,437	—	—	—	—	—	—	—	97,437
Equity-based compensation	-	488	—	—	—	—	—	—	—	488
Net loss	-	(2,440)	—	—	—	—	—	—	—	(2,440)
Balance at February 28, 2020	480,231,717	$398,427	—	$—	—	$—	$—	$—	$—	$398,427

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended February 28 and 29,
	2021	2020
Operating activities:
Net loss	$(11,015)	$(6,454)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	1,587	1,522
Amortization of capitalized software	996	51
Amortization of intangible assets	8,175	8,535
Amortization of deferred financing fees	57	39
Share-based compensation expense	7,608	924
Loss on change in fair value of contingent earnout liability	98	211
Bad debt expense	10	(72)
Deferred taxes	(515)	23
Changes in operating assets and liabilities
Accounts receivable	(5,600)	(6,124)
Unbilled revenue	(3,359)	(3,938)
Prepaid expenses and other current assets	(3,111)	(1,601)
Other assets	(679)	(3,636)
Accounts payable	508	168
Accrued liabilities	(10,671)	1,340
Deferred revenue	(1,893)	(1,300)
Operating leases	(323)	249
Cash settlement of vested phantom stock	(6,904)	—
Other long-term liabilities	1,938	115
Net cash used in operating activities	(23,093)	(9,948)
Investing activities:
Purchase of short-term investments	(287,912)	—
Capitalized internal-use software	(750)	(1,555)
Purchase of property and equipment	(672)	(2,694)
Net cash used in investing activities	(289,334)	(4,249)
Financing activities:
Proceeds from follow-on offering, net of issuance costs	3,452	—
Payment of deferred IPO costs	(3,650)	—
Payment of deferred Class E offering costs	(192)	(2,072)
Proceeds from issuance of Class E Units, net of issuance costs	—	215,668
Payment on redemption of Class A and Class B Units	—	(198,000)
Purchase of treasury stock	(57)	—
Proceeds from stock option exercises	993	—
Payments of contingent earnout liability	(1,923)	(3,182)
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(9,000)
Payment of deferred financing costs	—	(228)
Net cash (used in) provided by financing activities	(1,377)	8,186
Net decrease in cash and cash equivalents	(313,804)	(6,011)
Cash and cash equivalents – beginning of period	389,878	11,999
Cash and cash equivalents – end of period	$76,074	$5,988
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	1,209	929
Cash paid for interest	—	265
Fair value of contingent consideration	5,529	7,452
Deferred IPO costs in accounts payable and accrued liabilities	—	825
Unpaid Class E offering costs in accrued expenses	—	2,661

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

The global pandemic resulting from the novel strain of coronavirus known as COVID-19, and certain intensified preventative or protective public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, have, and continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. While the Company did not experience a material disruption in bookings or sales from the COVID-19 pandemic in the three and six months ended February 28, 2021, a continued or intensifying outbreak over the short- or medium-term could result in delays in services delivery, delays in implementations, delays in critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains. Additionally, the Company may incur increased costs in the future when employees return to work and the Company implements measures to ensure their safety. The magnitude of the effect of COVID-19 on the Company’s business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on the Company’s ability to conduct its business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts of COVID-19 will be on the Company’s business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects and could cause significant volatility in the trading prices of the Company’s common stock as a result of any of the risks described above and other risks that the Company is not able to predict.

(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)	Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. There have been no material changes to the significant accounting policies during the six-month period ended February 28, 2021, other than those noted below relating to the adoption of ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) effective September 1, 2020 and the accounting for investments.

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

Investments

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded in other income (expense), net in the consolidated statements of operations.

(f)	Recently Adopted Accounting Pronouncements

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

(g)	Recent Accounting Pronouncements Not Yet Effective

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

(h)	Revenue Recognition

The Company derives its revenues primarily from the following four sources, which represent performance obligations of the Company:

•	Sales of hosted software services (SaaS) under subscription arrangements.
•	Sales of software licenses. Software license revenue is derived from the sale of perpetual and term license arrangements to customers.
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

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the three and six months ended February 28, 2021 and February 29, 2020:

	For the Three Months Ended February 28 and 29,		For the Six Months Ended February 28 and 29,
	2021	2020	2021	2020
United States	$56,668	$49,992	$110,084	$94,146
All other	5,984	2,835	11,474	5,251
Total revenue	$62,652	$52,827	$121,558	$99,397

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

For the three months ended February 28, 2021 and February 29, 2020 $2.8 million and $4.7 million, respectively, and for the six months ended February 28,2021 and February 28, 2020 $13.3 million and $9.6 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period became an unconditional right to payment and was billed to its customers.

For the three months ended February 28, 2021 and February 29, 2020 the Company recognized revenue of $9.2 million and $4.7 million, respectively, and for the six months ended February 28, 2021 and February 28, 2020 $24.1 million and $16.4 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2021, approximately $471.5 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $74.9 million in fiscal 2021 and approximately $396.6 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)	Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the six months ended February 28, 2021:

Outline Systems, LLC
Balance at August 31, 2020	$7,092
Change in fair value, including accretion	98
Payments to sellers	(1,923)
Balance at February 28, 2021	$5,267

(4)	Fair Value Measurements

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	February 28, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities - presented in cash and cash equivalents	$31,996	$1	$—	$31,997
U.S. Government agency securities - presented in short-term investments	287,912	3	(9)	287,906
Total	$319,908	$4	$(9)	$319,903

The Company does not consider any portion of the unrealized losses at February 28, 2021 to be credit losses. The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales or maturities of securities in the periods presented.

Fair Value

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of February 28, 2021 and August 31, 2020:

	February 28, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities - presented in cash and cash equivalents	$—	$287,906	$—	$287,906
U.S. Government agency securities - presented in short term investments	31,997	—	—	31,997
Total assets	$31,997	$287,906	$—	$319,903
Liabilities:
Liability classified awards	$3,234	$—	$1,534	$4,768
Contingent earnout liability	—	—	5,267	5,267
Total liabilities	$3,234	$—	$6,801	$10,035

	August 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability classified awards	$7,821	$—	$879	$8,700
Contingent earnout liability	—	—	7,092	7,092
Total liabilities	$7,821	$—	$7,971	$15,792

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates.  These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.  Quoted prices for liability classified stock appreciation rights are not readily available.  Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the six months ended February 28, 2021:

Balance as of August 31, 2020	$879
Additions due to new awards	—
Net change in the fair value	655
Cash settlement of awards	—
Balance as of February 28, 2021	$1,534

The Company had no assets measured and recorded at fair value on a recurring basis as of August 31, 2020.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Prepaid software licenses	$204	$115
Directors and officers insurance	2,434	5,355
Computer and hardware software	2,620	1,994
Other	9,982	4,722
Total prepaid expenses and other current assets	$15,240	$12,186

(6)	Property and Equipment, Net

Property and equipment, net as of February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31
	2021	2020
Leasehold improvements	$11,113	$11,216
Internal-use software	8,054	7,304
Computer equipment	4,613	4,310
Furniture and fixtures	2,307	2,181
Office equipment	491	478
Assets under construction	111	—
Total property and equipment	$26,689	$25,489
Less accumulated depreciation and amortization	(9,964)	(7,376)
Property and equipment, net	$16,725	$18,113

Depreciation expense related to property and equipment was $0.8 million and $0.8 million for the three months ended February 28, 2021 and February 28, 2020, respectively, and $1.6 million and $1.5 million, for the six months ended February 28, 2021 and February 29, 2020, respectively.

Amortization expense related to internal-use software was $0.5 million and $1.0 million for the three and six months ended February 28, 2021, respectively and immaterial for the three and six months ended February 29, 2020, respectively.

(7)	Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2020.

Intangible assets as of February 28, 2021 and August 31, 2020 consisted of the following:

	February 28, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	46,675	$56,925	5.9 years
Acquired technology	32,235	21,158	11,077	2.4 years
Trademarks and tradenames	9,400	4,308	5,092	5.4 years
Domain name	100	45	55	5.4 years
Backlog	6,700	6,337	363	1.4 years
	$152,035	$78,523	$73,512

	August 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	41,535	$62,065	6.5 years
Acquired technology	32,235	18,785	13,450	3.0 years
Trademarks and tradenames	9,400	3,838	5,562	6.0 years
Domain name	100	40	60	6.0 years
Backlog	6,700	6,150	550	2.0 years
	$152,035	$70,348	$81,687

Amortization expense was $4.1 million and $4.3 million for the three months ended February 28, 2021 and February 28, 2020, respectively, and $8.2 million and $8.5 million for the six months ended February 28, 2021 and February 29, 2020, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of February 28, 2021, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2021	$8,153
2022	15,793
2023	15,225
2024	11,453
2025 and thereafter	22,888
Total	$73,512

(8)	Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended February 28, 2021	Six Months Ended February 28, 2021
Numerator
Net loss	$(6,364)	$(11,015)
Denominator
Weighted average shares of common stock - basic and diluted	130,982,116	130,851,680
Net loss per share - basic and diluted	$(0.05)	$(0.08)

Prior to the IPO, there were no shares of common stock outstanding, and the membership structure of Duck Creek Technologies consisted of limited partnership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three-month and six months periods ended February 29, 2020.

As of February 28, 2021, 3,814,530 shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

(9)	Other Assets

Other assets as of February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Deferred contract costs	$13,356	$12,440
Other noncurrent assets	3,627	3,863
Total other assets	$16,983	$16,303

The amortization related to deferred contracts costs was $1.2 million and $0.3 million for the three months ended February 28, 2021 and February 28, 2020, respectively, and $1.8 million and $0.6 million for the six months ended February 28, 2021 and February 29, 2020, respectively, and there was no impairment loss in relation to the costs capitalized.

(10)	Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of February 28, 2021 and August 31, 2020, consisted of the following:

	February 28,	August 31,
	2021	2020
Accounts receivable	$35,103	$29,504
Allowance for credit losses	(365)	(355)
Accounts receivable, net	$34,738	$29,149

The following table presents changes to the allowance for credit losses during the six months ended February 28, 2020:

Allowance, August 31, 2020	$(355)
Net changes to credit losses	(10)
Write-offs, net	—
Allowance, February 28, 2021	$(365)

(11)Accrued Liabilities

Accrued liabilities as of February 28, 2021 and August 31, 2020 consisted of the following:

	February 28,	August 31,
	2021	2020
Accrued bonuses	$9,133	$18,175
Accrued hosting fees	9,545	11,890
Accrued vacation	9,169	7,560
Accrued commissions	1,166	2,269
Accrued professional service fees	345	1,910
Liability-classified phantom units and SARs	4,768	8,700
Accrued withholding taxes	439	731
Other	6,099	6,967
Total accrued liabilities	$40,664	$58,202

(12)	Credit Facility

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, maintaining a minimum level of consolidated EBITDA, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of February 28, 2021.

There was no outstanding balance under the revolving credit facility at February 28, 2021 or August 31, 2020. Letters of credit of $1.0 million under the revolving credit facility were outstanding at both February 28, 2021 and August 31, 2020.

The Company incurred $0.2 million of costs directly related to the maturity extension, which were deferred and will be amortized over the term of the extension.

(13)	Commitments and Contingencies
(a)	Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of February 28, 2021 or February 29, 2020.

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

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
	2021	2020	2021	2020
Cost of subscription revenue	$132	$10	$212	$10
Cost of maintenance and support revenue	8	1	15	2
Cost of services revenue	1,139	41	1,750	67
Research and development	709	98	1,220	188
Sales and marketing	1,395	87	2,294	164
General and administrative	1,133	251	2,117	494
Total share-based compensation expense	$4,516	$488	$7,608	$924

Upon closing of the underwritten public offering of the Company’s common stock on February 2, 2021, a market condition was achieved relating to Class D Restricted Common Stock, Leverage Restoration Options, Class D Phantom Stock and Leverage Restoration SARs. Accordingly, all remaining unrecognized share-based compensation expense associated with these awards totaling $1.2 million was immediately recognized on that date.

During the three months ended February 28, 2021, the Company modified the vesting conditions for a subset of its share-based awards.  The modification resulted in incremental share-based compensation expense of $0.6 million that will be recognized over the remaining requisite service period of the awards.

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	February 28,	August 31,
	2021	2020
United States	$14,426	$15,715
All other	2,299	2,398
Total property and equipment, net	$16,725	$18,113

(16)	Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of February 28, 2021, Accenture held 16.0% of the outstanding shares of common stock of the Company. The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three and six months ended February 28, 2021 and February 29, 2020, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During the three and six months ended February 28, 2021 the Company had incurred no expenditures relating to services performed by Accenture and incurred an immaterial amount of expenditures during the three and six months ended February 29, 2020.

Revenue Contracts with Investors

The Company recognized revenue from customers that invested in the Company’s Class E Preferred Units during the year ended 2020 whose shares converted to common stock in our IPO. During the three and six months ended February 28, 2021, the Company recognized aggregate revenue of $8.1 million and $15.6 million, respectively, from these customers.

As of February 28, 2021, the Company had deferred revenue of $2.4 million and outstanding accounts receivables due from these customers of $8.3 million.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the six months ended February 28, 2021 and February 29, 2020, SaaS ACV bookings represented 100% and 97% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which over 60 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had one consolidated entity that accounted for approximately 10% of our total revenue in the second quarter of fiscal 2021 and a different consolidated entity that represented approximately 11% of our total revenue during the second quarter of fiscal 2020. These consolidated entities are large multinational corporations that do business with us through multiple subsidiaries.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended February 28, 2021 and February 29, 2020, subscription revenue was 76% and 72% of software revenue, respectively. For the six months ended February 28, 2021 and February 29, 2020, subscription revenue was 77% and 72% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our existing newer contracts have, and our contracts going forward are expected to have, initial two-year committed terms, this change has not had, and is not expected to have a material impact on the comparability of our results presented herein and in future periods. Our term license revenue accounted for 9% and 8% of software revenue during the three months ended February 28, 2021 and February 29, 2020, respectively, and for 7% and 6% of software revenue during the six months ended February 28, 2021 and February 29, 2020, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $14.2 million and $11.2 million in the three months ended February 28, 2021 and February 29, 2020, respectively, and $26.8 million and $21.8 million in the six months ended February 28, 2021 and February 29, 2020, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team is the fastest growing component of our cost of subscription revenue. Our cost of subscription revenue totaled $11.4 million and $8.9 million in the three months ended February 28, 2021 and February 29, 2020, respectively, and $21.5 million and $16.2 million for the six months ended February 28, 2020 and February 29, 2021, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $12.7 million and $10.0 million during the three months ended February 28, 2021 and February 29, 2020, respectively, and $23.8 million and $19.2 million for the six months ended February 28, 2021 and February 29, 2020. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended February 28, 2021 and February 29, 2020, our professional services revenue was $22.6 million and $24.5 million, respectively. During the six months ended February 28, 2021 and February 29, 2020, our professional services revenues was $46.0 million and $46.6 million, respectively.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 76% and 72% of software revenue during the three months ended February 28, 2021 and February 29, 2020, respectively, and 77% and 72% during the six months ended February 28, 2021 and February 29, 2020, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. Historically, our term license contracts had terms of three to six years. We began revising our contracting practices in fiscal 2018 by selling our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. As a result of our revenue mix shift to subscription, this change did not have, and is not expected to have a material impact on our results presented herein or going forward. There is potential volatility across quarters for our license revenue due to the timing of license sales and renewals. Our license revenue accounted for 9% and 8% of software revenue during the three months ended February 28, 2021 and February 29, 2020, respectively and 7% and 6% during the six months ended February 28, 2021, and February 29, 2020, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 15% and 20% of software revenue during the three months ended February 28, 2021 and February 29, 2020, respectively, and 16% and 22% during the six months ended February 28, 2021 and February 29, 2020.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 36% and 46% of our total revenue the three months ended February 28, 2021 and February 29, 2020, respectively. It accounted for 38% and 47% of our total revenue during the six months ended February 28, 2021 and February 29, 2020.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2021 and February 29, 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended February 28 and 29,
(dollars in thousands)	2021		2020
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$30,608	49%	$20,276	38%
License	3,588	6	2,226	4
Maintenance and support	5,885	9	5,801	11
Professional services	22,571	36	24,524	47
Total revenue	62,652	100	52,827	100
Cost of revenue
Subscription	11,411	18	8,873	17
License	446	1	515	1
Maintenance and support	859	1	887	2
Professional services	14,826	24	13,338	25
Total cost of revenue	27,542	44	23,613	45
Gross margins	35,110	56	29,214	55
Operating expenses
Research and development	12,681	20	10,008	19
Sales and marketing	14,165	23	11,245	21
General and administrative	14,617	23	9,747	19
Change in fair value of contingent consideration	95	—	167	—
Total operating expense	41,558	66	31,167	59
Loss from operations	(6,448)	(10)	(1,953)	(4)
Other income (expense), net	510	—	(153)	1
Interest expense, net	(38)	—	(45)	(1)
Loss before income taxes	(5,976)	(10)	(2,152)	(4)
Provision for income taxes	388	—	288	1
Net loss	$(6,364)	(10)%	$(2,440)	(5)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended February 28 and 29,
	2021	2020
Cost of subscription revenue	$132	$10
Cost of license revenue	—	—
Cost of maintenance and support revenue	8	1
Cost of services revenue	1,139	41
Research and development	709	98
Sales and marketing	1,395	87
General and administrative	1,133	251
Total share-based compensation expense	$4,516	$488

Revenue

Subscription

Subscription revenue increased $10.3 million, or 51%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $1.4 million, or 61%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a term license renewal of $1.3 million that was not up for renewal in the prior year period.

Maintenance and Support

Maintenance and support revenue increased 1%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a $0.2 million decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Professional services

Professional services revenue decreased $2.0 million, or (8%), during the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a net $1.5 million decrease as many of our larger services are not scheduled to start until the second half of the year, as well as a $0.5 million decrease in travel and entertainment expenses.

Cost of Revenue

Cost of revenue increased $3.9 million, or 17%, in the three months ended February 29, 2021 compared to the three months ended February 29, 2020.

Cost of Subscriptions

Cost of subscription revenue increased $2.5 million, or 29%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to an increase in SaaS customers, and is comprised of a $0.9 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $0.5 million increase in amortization expense associated with capitalized internal-use software costs, a $0.5 million increase in professional services, a $0.4 million increase in hosting costs, and a $0.3 million increase in computer software. These increases were partially offset by a reduction in travel and entertainment expense.

Cost of License

Cost of license revenue decreased $0.1 million, or (13%) in the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a decrease in royalties paid to third parties.

Cost of Maintenance and Support

Cost of maintenance and support revenue decreased (3%), in the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a decrease in personnel-related costs required to support our term and perpetual license customers, and a decrease in travel and entertainment expenses.

Cost of Professional Services

Cost of professional services revenue increased $1.5 million, or 11%, in the three months ended February 28, 2021 versus the three months ended February 29, 2020. Payroll-related costs increased $1.6 million, driven by increased headcount and bonuses, share-based compensation expense increased $1.1 million, and, and million in the three months ended February 28, 2021 compared to the prior year period. These increases were offset by a $0.6 million decrease in contingent labor, as well as a $0.6 million decrease in travel and entertainment expenses.

Gross Margins

Gross margins increased $5.9 million, or 20%, in the three months ended February 28, 2021 versus the three months ended February 29, 2020, primarily due to a $7.8 million increase in subscription gross margin, a $1.4 million increase in license gross margin, and a $0.1 million increase in maintenance and support gross margin partially offset by a $3.4 million decrease in professional services gross margin. The increase in subscription gross margins was driven by scale benefits from strong growth in subscription revenue, as well as cost growth below expected levels based on the timing of new hires.

Our gross margin percentage increased from 55% for the three months ended February 29, 2020 to 56% for the three months ended February 28, 2021 due to increases in subscription gross margin percentage, license gross margin percentage, and maintenance and support gross margin percentage, partially offset by a decrease in professional services gross margin percentage.

Operating Expenses

Research and Development Expense

Research and development expense increased $2.7 million, or 27%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020, primarily due to a $1.7 million increase in salaries and payroll-related costs from increased headcount and bonuses, a $0.6 million increase in share-based compensation, and a $0.5 million increase in capitalized software costs. These increases were partially offset by a $0.1 million reduction in travel and entertainment expenses.

Sales and Marketing Expense

Sales and marketing expense increased $2.9 million, or 26%, during the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a $1.8 million increase in salaries and payroll-related costs from increased headcount, a $1.3 million increase in share-based compensation, a $0.3 million increase in marketing programs, and a $0.2 million increase in commission expense, partially offset by a $0.7 million decrease in travel and entertainment expenses.

General and Administrative Expense

General and administrative expense increased $4.9 million, or 50%, in the three months ended February 28, 2021 versus the three months ended February 29, 2020 primarily due to a $1.6 million increase in salaries and payroll-related costs from increased headcount, a $1.5 million increase in insurance expense as a result of becoming a public company, a $0.9 million increase in share-based compensation, a $0.8 million increase in professional fees, of which $0.5 million related to legal fees associated with being a public company, a $0.1 million increase in computer software, and $0.1 million of increases across various expenses, including telecommunication expense, partially offset by a $0.2 million reduction in travel and entertainment expenses.

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

Other Income (Expense), Net

Other income (expense), net increased $0.7 million during the three months ended February 28, 2021 as compared to the three months ended February 29, 2020, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. Foreign currencies fluctuated more during the current period as compared to the prior year.

Interest Expense, Net

Interest expense, net was relatively consistent in the three months ended February 28, 2021 versus the three months ended February 29, 2020. Interest expense consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period.

Provision for Income Taxes

Provision for income taxes increased $0.1 million or 35% in the three months ended February 28, 2021 versus the three months ended February 29, 2020 due to the impact of higher profits in foreign subsidiaries.

Results of Operations

Comparison of the Six Months Ended February 28, 2021 and February 29, 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Six Months Ended February 28 and 29,
(dollars in thousands)	2021		2020
Revenue
Subscription	$58,517	48%	$37,813	38%
License	4,938	4	3,271	3
Maintenance and support	12,075	10	11,727	12
Professional services	46,028	38	46,586	47
Total revenue	121,558	100	99,397	100
Cost of revenue
Subscription	21,495	18	16,150	16
License	834	1	841	1
Maintenance and support	1,701	1	1,765	2
Professional services	28,542	23	25,380	25
Total cost of revenue	52,572	43	44,136	44
Gross margins	68,986	57	55,261	56
Operating expenses
Research and development	23,785	20	19,227	19
Sales and marketing	26,762	22	21,816	22
General and administrative	29,035	24	19,732	20
Change in fair value of contingent consideration	98	—	211	—
Total operating expense	79,680	66	60,986	61
Loss from operations	(10,694)	(9)	(5,725)	(5)
Other (expense) income, net	463	—	220	—
Interest expense, net	(81)	—	(326)	—
Loss before income taxes	(10,312)	(9)	(5,832)	(5)
Provision for income taxes	703	—	622	1
Net loss	$(11,015)	(9)%	$(6,454)	(6)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Six Months Ended February 28 and 29,
	2021	2020
Cost of subscription revenue	$212	$10
Cost of license revenue	—	—
Cost of maintenance and support revenue	15	2
Cost of services revenue	1,750	67
Research and development	1,220	188
Sales and marketing	2,294	164
General and administrative	2,117	494
Total share-based compensation expense	$7,608	$924

Revenue

Subscription

Subscription revenue increased $20.7 million, or 55%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020, due to a combination of sales to new customers and increased revenue generated from existing customers, sales of new services to existing customers and contractual growth.

License

License revenue increased $1.7 million, or 51%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to the timing of multi-year term license sales and renewals.

Maintenance and Support

Maintenance and support revenue increased $0.3 million, or 3%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to a $0.2 million decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Professional services

Professional services revenue decreased ($0.6) million, or (1%) , during the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to the absence of reimbursable expenses in 2021 due to the halt of travel during the COVID-19 pandemic.

Cost of Revenue

Cost of revenue increased $8.4 million, or 19%, in the six months ended February 29, 2021 compared to the six months ended February 29, 2020.

Cost of Subscriptions

Cost of subscription revenue increased $5.3 million, or 33%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to an increase in SaaS customers, and is comprised of a $2.0 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $1.3 million increase in hosting costs, a $0.9 million increase in amortization expense associated with capitalized internal-use software costs, a $0.6 million increase in professional services fees, a $0.3 million increase in computer software, and a $0.2 million increase in share-based compensation.

Cost of License

Cost of license revenue decreased (1%) in the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to an decrease in amortization expense related to acquired technology intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support revenue decreased (3%), in the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to a decrease in personnel-related costs required to support our term and perpetual license customers, and a decrease in travel and entertainment expenses.

Cost of Professional Services

Cost of professional services revenue increased $3.2 million, or 12%, in the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily driven by a $3.2 million increase in payroll-related costs from increased headcount and bonuses, and a $1.7 million increase in share-based compensation. These increases were offset by a $1.2 million decrease in travel and entertainment expenses and a $0.6 million decrease in contingent labor.

Gross Margins

Gross margins increased $13.7 million, or 25%, in the six months ended February 28, 2021 versus the six months ended February 29, 2020, primarily due to a $15.4 million increase in subscription gross margin, a $1.7 million increase in license gross margin, and a $0.4 million increase in maintenance and support gross margin, partially offset by a $3.7 million decrease in professional services gross margin. The increase in subscription gross margins was driven by scale benefits from strong growth in subscription revenue, as well as cost growth below expected levels based on the timing of new hires.

Our gross margin percentage increased from 56% for the six months ended February 29, 2020 to 57% for the six months ended February 28, 2021 due to increases in subscription gross margin percentage, license gross margin percentage, and maintenance and support gross margin percentage, partially offset by a decrease in professional services gross margin percentage.

Operating Expenses

Research and Development Expense

Research and development expense increased  $4.6 million, or 24%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020, primarily due to a $2.8 million increase in salaries and payroll-related costs from increased headcount and bonuses, a $1.0 million increase in share-based compensation, $0.8 million in capitalized software costs, a $0.2 million in contingent labor costs. These increases were partially offset by a $0.2 million reduction in travel and entertainment expenses.

Sales and Marketing Expense

Sales and marketing expense increased $4.9 million, or 23%, during the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to a $3.5 million increase in salaries and payroll-related costs from increased headcount, a $2.1 million increase in share-based compensation, and a $0.7 million increase in marketing programs, partially offset by a $1.3 million decrease in travel and entertainment expenses.

General and Administrative Expense

General and administrative expense increased $9.3 million, or 47%, in the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to a $3.0 million increase in insurance expense as a result of becoming a public company, a $1.6 million increase in salaries and payroll-related costs from increased headcount, a $1.6 million increase in share-based compensation, a $1.5 million increase in professional fees related to the follow-on offering of our common stock in the first quarter, a $1.2 million increase in legal, audit and professional fees primarily due to being a publicly held company, a $0.2 million increase in facilities due to increased property taxes and repairs and maintenance, and $0.6 million of increases across various expenses, including depreciation expense, partially offset by a $0.4 million reduction in travel and entertainment expenses.

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

Other Income (Expense), Net

Other income (expense), net increased $0.2 million during the six months ended February 28, 2021 as compared to the six months ended February 29, 2020, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. Foreign currencies fluctuated more during the six months ended February 28, 2021 as compared to the prior year.

Interest Expense, Net

Interest expense, net decreased $0.2 million in the six months ended February 28, 2021 versus the six months ended February 29, 2020 primarily due to no outstanding net revolver borrowings during the six months ended February 28, 2021.

Provision for Income Taxes

Provision for income taxes increased 13% in the six months ended February 28, 2021 versus the six months ended February 29, 2020 due to the impact of higher profits in foreign subsidiaries.

Liquidity and Capital

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through net proceeds received from our IPO. As of February 28, 2021, we had $76.1 million in cash, $287.9 million of short-term investments, no outstanding borrowings under our revolving credit facility and $1.0 million of outstanding letters of credit. We also had $29.0 million of additional principal availability under our revolving credit facility. We believe that our existing cash and short-term investments, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of February 28, 2021, $23.9 million of cash was held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intention to indefinitely reinvest these funds outside the United States.

Summary of Cash Flows for the Six Months Ended February 28, 2021 and February 29, 2020

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended February 28 and 29,
($ in thousands)	2021	2020
Net cash used in operating activities	$(23,093)	$(9,948)
Net cash used in investing activities	(289,334)	(4,249)
Net cash (used in) provided by financing activities	(1,377)	8,186
Net decrease in cash and cash equivalents	(313,804)	(6,011)
Cash and cash equivalents, beginning of period	389,878	11,999
Cash and cash equivalents, end of period	$76,074	$5,988

Operating Activities

We used $23.3 million of cash from operating activities during the six months ended February 28, 2021, compared to cash used in operating activities of $10.0 million during the six months ended February 29, 2020. This $13.1 million decrease in operating cash was primarily due to an increase in annual employee bonus payments of $7.6 million and the $6.9 million cash settlement of phantom equity awards that vested as a result of our IPO.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment, capitalization of internal use software costs, and investments in short-term, government backed securities.

We used $289.3 million of cash in investing activities during the six months ended February 28, 2021 compared to $4.2 million in the six months ended February 29, 2020. During the second quarter of 2021, we invested $287.9 million of the cash received in the IPO in short-term, government-backed securities. Such investing did not occur in the prior year period. In the six months ended February 28, 2021, we spent approximately $0.7 million on purchases of property, plant and equipment, compared to $2.7 million during the six months ended February 29, 2020. Additionally, our capitalized costs for internal use software were $0.8 million less during the six months ended February 28, 2021 compared to the prior year period.

Financing Activities

We used $1.4 million in financing activities during the six months ended February 28, 2021, compared to cash generated from financing activities of $8.2 million during the six months ended February 29, 2020. Cash used in financing activities during the six months ended February 28, 2021 primarily related to $3.7 million in payments of deferred IPO costs, a $1.9 million payment of contingent earnout liability and a $0.2 million payment for deferred Class E units offering costs.  These payments were offset by net proceeds of $3.5 million from the February 2021 follow-on offering and $1.0 million received from stock option exercises.

Cash generated from financing activities during the six months ended February 29, 2020 consisted of $215.7 million of net proceeds from the issuance of Class E Units and borrowings under our revolving credit facility of $5.0 million partially offset by a $118.8 million payment for the redemption of Class A Units and a $79.2 million payment for the redemption of Class B Units, payments of principal on our revolving credit facility of $9.0 million, payments of contingent earnout liabilities of $3.2 million and costs of $2.1 million relating to proceeding with our initial public offering.

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

These non-GAAP financial measures are not universally consistent calculations, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP financial measures in conjunction with our historical combined financial statements and notes thereto included elsewhere in this 10-Q.

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $3.0 million and $3.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively and $6.6 million and $4.9 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
GAAP Net Loss	$(6,364)	$(2,440)	$(11,015)	$(6,454)
Provision for income taxes	388	288	703	622
Other (income) expense	(510)	153	(463)	(220)
Interest expense, net	38	45	81	326
Depreciation of property and equipment	800	785	1,587	1,522
Amortization of intangible assets	3,994	3,994	7,988	7,988
Share-based compensation expense	4,516	488	7,608	924
Change in fair value of contingent earnout liability	95	167	98	211
Adjusted EBITDA	$2,957	$3,480	$6,587	$4,919
Adjusted EBITDA as a percent of total revenue	5%	7%	5%	5%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was ($1.6) million and ($3.6) million for the three months ended February 28, 2021 and February 29, 2020, respectively, and ($24.5) million and ($14.2) million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$(921)	$(1,807)	$(23,093)	$(9,948)
Purchases of property and equipment	(484)	(1,058)	(672)	(2,694)
Capitalized internal-use software	(214)	(693)	(750)	(1,555)
Free Cash Flow	$(1,619)	$(3,558)	$(24,515)	$(14,197)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $38.1 million and $30.6 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $74.3 million and $57.8 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
GAAP Gross Margin	$35,110	$29,214	$68,986	$55,261
Share-based compensation expense	1,280	50	1,977	77
Amortization of intangible assets	1,186	1,186	2,372	2,372
Amortization of capitalized internal-use software	498	51	996	51
Non-GAAP Gross Margin	$38,074	$30,501	$74,331	$57,761

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $2.2 million and $2.7 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $5.0 million and $3.4 million for the six months ended February 28, 2021 and February 29, 2020. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
GAAP Loss from Operations	$(6,448)	$(1,953)	$(10,694)	$(5,725)
Share-based compensation expense	4,516	488	7,608	924
Amortization of intangible assets	3,994	3,994	7,988	7,988
Change in fair value of contingent earnout liability	95	167	98	211
Non-GAAP Income from Operations	$2,157	$2,696	$5,000	$3,398

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $2.0 million and $1.9 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $4.1 million and $2.5 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,			Six Months Ended February 28 and 29,
($ in thousands)	2021	Per Share	2020	2021	Per Share	2020
GAAP Net Loss (1)	$(6,364)	$(0.05)	$(2,440)	$(11,015)	$(0.08)	$(6,454)
Add: GAAP tax provision	388		288	703		622
GAAP pre-tax loss	(5,976)		(2,152)	(10,312)		(5,832)
Share-based compensation expense	4,516		488	7,608		924
Amortization of intangible assets	3,994		3,994	7,988		7,988
Change in fair value of contingent earnout liability	95		167	98		211
Non-GAAP pre-tax income	2,629		2,497	5,382		3,291
Non-GAAP tax provision applied at a 24% tax rate (2)	631		599	1,292		790
Non-GAAP Net Income (1)	$1,998	$0.01	$1,898	$4,090	$0.03	$2,501

Shares used in computing Non-GAAP income per share amounts:(1)
GAAP weighted-average shares - basic and diluted	130,982,116			130,851,680
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation	3,814,530			3,814,530
Non-GAAP weighted-average shares - diluted	134,796,646			134,666,210

(1)

Prior to the IPO, there were no shares of common stock outstanding, and the membership structure of Duck Creek Technologies consisted of limited partnership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of the Company’s consolidated financial statements.

(2)

Our GAAP tax provision is primarily related to state taxes and income taxes in profitable foreign jurisdictions.  We maintain a full valuation allowance against our deferred tax assets in the U.S.  For purposes of determining our Non-GAAP Net Income, we have applied a tax rate of 24% which represents our estimated effective tax rate once we are profitable on a GAAP basis.

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 120.7% and 114.8% as of February 28, 2021 and February 29, 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $118.1 million and $67.6 million as of February 28, 2021 and February 29, 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Non-GAAP Gross Margins

We define Non-GAAP gross margins as GAAP gross margin before the portion of amortization of intangible assets, amortization of capitalized internal-use software (where applicable) and share-based compensation expense that is included in GAAP gross margins. We believe Non-GAAP gross margins provide investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin.

Non-GAAP Subscription Gross Margin. Non-GAAP Subscription Gross Margin was $20.7 million and $12.3 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $40.0 million and $23.5 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Subscription Gross Margin to subscription gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
Subscription gross margin	$19,197	$11,403	$37,022	$21,663
Amortization of intangible assets	890	885	1,780	1,770
Amortization of capitalized internal-use software	498	51	996	51
Share-based compensation expense	132	10	212	10
Non-GAAP Subscription Gross Margin	$20,717	$12,349	$40,010	$23,494

Non-GAAP Professional Services Gross Margin. Non-GAAP Professional Services Gross Margin was $8.9 million and $11.2 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $19.2 million and $21.3 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Professional Services Gross Margin to professional services gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
Professional services gross margin	$7,745	$11,186	$17,486	$21,206
Share-based compensation expense	1,140	41	1,750	67
Non-GAAP Professional Services Gross Margin	$8,885	$11,227	$19,236	$21,273

Non-GAAP Sales and Marketing Expense. Non-GAAP Sales and Marketing Expense was $10.2 million and $8.6 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $19.3 million and $16.5 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Sales and Marketing Expense to sales and marketing expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
Sales and marketing expense	$14,165	$11,245	$26,762	$21,816
Amortization of intangible assets	(2,570)	(2,570)	(5,140)	(5,140)
Share-based compensation expense	(1,395)	(87)	(2,294)	(164)
Non-GAAP Sales and Marketing Expense	$10,200	$8,588	$19,328	$16,512

Non-GAAP Research and Development Expense. Non-GAAP Research and Development Expense was $12.0 million and $9.9 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $22.6 million and $19.0 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP Research and Development Expense to research and development expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
Research and development expense	$12,681	$10,008	$23,785	$19,227
Share-based compensation expense	(709)	(98)	(1,220)	(188)
Non-GAAP Research and Development Expense	$11,972	$9,910	$22,565	$19,039

Non-GAAP General and Administrative Expense. Non-GAAP General and Administrative Expense was $13.2 million and $9.3 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and $26.4 million and $18.8 million for the six months ended February 28, 2021 and February 29, 2020, respectively. A reconciliation of Non-GAAP General and Administrative Expense to general and administrative expense, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,
($ in thousands)	2021	2020	2021	2020
General and administrative expense	$14,617	$9,747	$29,035	$19,732
Amortization of intangible assets	(238)	(238)	(476)	(476)
Share-based compensation expense	(1,133)	(251)	(2,117)	(494)
Non-GAAP General and Administrative Expense	$13,246	$9,258	$26,442	$18,762

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of LIBOR plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 2.0% to 3.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). For the six months ended February 28, 2021, the effective interest rate under our revolving credit agreement was 6.9%. In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty.

The credit agreement contains a number of customary restrictive covenants, including limits on additional indebtedness, the creation of liens and limits on making certain investments. Limits on our revolving credit facility also require compliance with the following ratios: maintaining a minimum level of consolidated EBITDA (ranging from $5.0 million to $12.0 million depending on the applicable four quarter period), and maintaining a leverage ratio that does not exceed 3.25:1.00. We were in compliance with these financial and nonfinancial covenants as of February 28, 2021.

We incurred $0.3 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to interest expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of February 28, 2021, and had $4.0 million outstanding as of February 29, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the six months ended February 28, 2021 and February 29, 2020, respectively.

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

Interest Rate Risk

As of February 28, 2021, our cash and cash equivalents balance included one U.S. Treasury bill and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (filed November 3, 2020). There have been no material changes to our market risks or to our management of such risks as of February 28, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of February 28, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of conducting our business, we have in the past and may in the future become involved in various legal actions and other claims. We may also become involved in other judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. Some of these matters may involve claims of substantial amounts. These legal proceedings may be subject to many uncertainties and there can be no assurance of the outcome of any individual proceedings. Although the outcomes of legal proceedings are inherently difficult to predict, we are not currently involved in any material legal proceedings that, if determined adversely to us, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, as updated in the Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, and in our other public filings. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

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

Company Name

Date: April 12, 2021	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer

Date: April 12, 2021	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Chief Financial Officer