Form 10-Q
period 2021-05-31
DUCK CREEK TECHNOLOGIES, INC.
filed 2021-07-15
CIK 1160951

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 13, 2021, the registrant had 131,712,321 shares of common stock, $0.01 par value per share, outstanding.

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

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2019” refer to the fiscal year ended August 31, 2019. Any reference to a year not preceded by “fiscal” refers to a calendar year. Accordingly, our first three fiscal quarters are the successor three-month periods following August 31 (i.e., November 30, February 28 and May 31).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$115,637	$389,878
Short-term investments	256,028	—
Accounts receivable, net	37,177	29,149
Unbilled revenue	22,491	18,121
Prepaid expenses and other current assets	11,838	12,186
Total current assets	443,171	449,334
Property and equipment, net	16,008	18,113
Operating lease assets	15,498	18,171
Goodwill	272,455	272,455
Intangible assets, net	69,425	81,687
Deferred tax assets	2,226	1,550
Unbilled revenue, net of current portion	2,576	3,487
Other assets	16,679	16,303
Total assets	$838,038	$861,100
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,693	$1,802
Accrued liabilities	42,485	58,202
Contingent earnout liability	4,878	3,701
Lease liability	3,007	3,611
Deferred revenue	28,743	30,397
Total current liabilities	80,806	97,713
Contingent earnout liability, net of current portion	—	3,391
Lease liability, net of current portion	18,342	21,739
Deferred revenue, net of current portion	4	379
Other long-term liabilities	4,285	4,121
Total liabilities	103,437	127,343
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, 134,217,410 shares issued and 131,660,379 shares outstanding at May 31, 2021, 133,269,301 shares issued and 130,713,745 shares outstanding at August 31, 2020, 300,000,000 shares authorized at May 31, 2021 and August 31, 2020, par value $0.01 per share	1,342	1,333
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at May 31, 2021 and August 31, 2020, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,557,031 shares at May 31, 2021 and 2,555,556 shares at August 31, 2020	(64,745)	(64,688)
Accumulated deficit	(35,706)	(24,334)
Accumulated other comprehensive income	79	—
Additional paid in capital	833,631	821,446
Total stockholders' equity	734,601	733,757
Total liabilities and stockholders' equity	$838,038	$861,100

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2021	2020	2021	2020
Revenue:
Subscription	$33,552	$21,555	$92,069	$59,368
License	2,474	2,160	7,412	5,431
Maintenance and support	6,329	6,064	18,404	17,791
Professional services	25,583	24,174	71,611	70,760
Total revenue	67,938	53,953	189,496	153,350
Cost of revenue:
Subscription	12,045	8,721	33,540	24,871
License	535	506	1,369	1,347
Maintenance and support	855	710	2,556	2,475
Professional services	14,315	13,459	42,857	38,839
Total cost of revenue	27,750	23,396	80,322	67,532
Gross margin	40,188	30,557	109,174	85,818
Operating expenses:
Research and development	12,255	10,197	36,040	29,424
Sales and marketing	13,628	11,723	40,390	33,539
General and administrative	15,238	10,184	44,273	29,916
Change in fair value of contingent consideration	(389)	(190)	(291)	21
Total operating expenses	40,732	31,914	120,412	92,900
Loss from operations	(544)	(1,357)	(11,238)	(7,082)
Other income (expense), net	546	(316)	1,009	(96)
Interest expense, net	(6)	(60)	(87)	(386)
Loss before income taxes	(4)	(1,732)	(10,316)	(7,564)
Provision for income taxes	353	267	1,056	889
Net loss	$(357)	$(1,999)	$(11,372)	$(8,453)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$0.00	$—	$(0.08)	$—
Weighted average shares of common stock, basic and diluted	131,613,003	—	130,992,672	—

1.	See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2021	2020	2021	2020
Net loss	$(357)	$(2,000)	$(11,372)	$(8,453)
Other comprehensive loss:
Unrealized gains on available-for-sale securities	85	—	79	—
Total other comprehensive gain	85	—	79	—
Comprehensive loss	$(272)	$(2,000)	$(11,293)	$(8,453)

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total redeemable partners’ interest and partners'	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders' equity/ redeemable partners' interest and partners'
	capital	Shares	Amount	Shares	Amount	capital	(Loss) Income	deficit	capital
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$733,757
Net loss	—	—	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock	—	—	—	1,475	(57)	—	—	—	(57)
Share-based compensation expense	—	—	—	—	—	2,333	—	—	2,333
Vesting of restricted stock awards	—	142,193	1	—	—	(1)	—	—	—
Balance at November 30, 2020	$—	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$—	$(28,985)	$731,382
Net loss	$—	—	$—	—	$—	$—	$—	$(6,364)	$(6,364)
Proceeds from follow-on offering, net of issuance costs	—	90,000	1	—	—	3,452	—	—	3,453
Share-based compensation expense	—	—	—	—	—	2,478	—	—	2,478
Issuance of common stock upon exercise of stock options	—	36,809	—	—	—	993	—	—	993
Vesting of restricted stock awards	—	543,170	6	—	—	(6)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(6)	—	(6)
Balance at February 28, 2021	$—	134,081,473	$1,341	2,557,031	$(64,745)	$830,695	$(6)	$(35,349)	$731,936
Net loss	$—	—	$—	—	$—	$—	$—	$(357)	$(357)
Share-based compensation expense	—	—	—	—	—	1,974	—	—	1,974
Issuance of common stock upon exercise of stock options	—	35,674	—	—	—	963	—	—	963
Vesting of restricted stock awards	—	100,263	1	—	—	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	85	—	85
Balance at May 31, 2021	$—	134,217,410	$1,342	2,557,031	$(64,745)	$833,631	$79	$(35,706)	$734,601

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

(Unaudited)

	Total redeemable partners’ interest and partners' capital		Common stock		Treasury Stock		Additional paid-in	Accumulated	Non- controlling	Total stockholders' equity/ redeemable partners' interest and partners'
	Units	Amount	Shares	Amount	Shares	Amount	capital	deficit	interests	capital
Balance at August 31, 2019	470,210,869	$389,066	—	$—	—	$—	$—	$—	$—	$389,066
Class A units redeemed	(20,292,029)	(58,800)	—	—	—	—	—	—	—	(58,800)
Class B units redeemed	(13,528,013)	(39,200)	—	—	—	—	—	—	—	(39,200)
Class D units and Phantom Units granted	—	—	—	—	—	—	—	—	—	—
Class D and Phantom Units forfeited	(622,031)	—	—	—	—	—	—	—	—	—
Class E units issued	41,412,296	115,454	—	—	—	—	—	—	—	115,454
Equity-based compensation	—	436	—	—	—	—	—	—	—	436
Net loss	—	(4,014)	—	—	—	—	—	—	—	(4,014)
Balance at November 20, 2019	477,181,092	$402,942	—	$—	—	$—	$—	$—	$—	$402,942
Class A units redeemed	(18,133,278)	(60,000)	—	—	—	—	—	—	—	(60,000)
Class B units redeemed	(12,088,848)	(40,000)	—	—	—	—	—	—	—	(40,000)
Class D units and Phantom Units granted	3,110,000	—	—	—	—	—	—	—	—	—
Class D and Phantom Units forfeited	(59,375)	—	—	—	—	—	—	—	—	—
Class E units issued	30,222,126	97,437	—	—	—	—	—	—	—	97,437
Equity-based compensation	-	488	—	—	—	—	—	—	—	488
Net loss	-	(2,440)	—	—	—	—	—	—	—	(2,440)
Balance at February 28, 2020	480,231,717	$398,427	—	$—	—	$—	$—	$—	$—	$398,427
Class D units and Phantom Units granted	660,000	—	—	—	—	—	—	—	—	—
Class D and Phantom Units forfeited	(155,781)	—	—	—	—	—	—	—	—	—
Class E Units issuance costs	—	(64)	—	—	—	—	—	—	—	(64)
Equity-based compensation	—	480	—	—	—	—	—	—	—	480
Net loss	—	(1,999)	—	—	—	—	—	—	—	(1,999)
Balance at May 31, 2020	480,735,936	$396,844	—	$—	—	$—	$—	$—	$—	$396,844

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended May 31,
	2021	2020
Operating activities:
Net loss	$(11,372)	$(8,453)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of property and equipment	2,377	2,350
Amortization of capitalized software	1,506	205
Amortization of intangible assets	12,262	12,803
Amortization of deferred financing fees	85	106
Share-based compensation expense	9,305	1,404
Loss on change in fair value of contingent earnout liability	(291)	21
Bad debt expense	664	65
Deferred taxes	(676)	(146)
Other non-cash items	(37)	—
Changes in operating assets and liabilities
Accounts receivable	(8,693)	(4,301)
Unbilled revenue	(3,459)	(1,182)
Prepaid expenses and other current assets	262	96
Other assets	(376)	(4,101)
Accounts payable	895	(304)
Accrued liabilities	(6,402)	9,323
Deferred revenue	(2,029)	214
Operating leases	(1,328)	199
Cash settlement of vested phantom stock	(9,075)	—
Other long-term liabilities	164	(52)
Net cash (used in) provided by operating activities	(16,218)	8,247
Investing activities:
Purchase of short-term investments	(287,912)	—
Maturities of short-term investments	32,000	—
Capitalized internal-use software	(864)	(2,440)
Purchase of property and equipment	(834)	(3,164)
Net cash used in investing activities	(257,610)	(5,604)
Financing activities:
Proceeds from follow-on offering, net of issuance costs	3,452	—
Payment of deferred IPO costs	(3,650)	—
Payment of deferred Class E offering costs	(192)	(2,552)
Proceeds from issuance of Class E Units, net of issuance costs	—	212,888
Payment on redemption of Class A and Class B Units	—	(198,000)
Purchase of treasury stock	(57)	—
Proceeds from stock option exercises	1,957	—
Payments of contingent earnout liability	(1,923)	(3,555)
Proceeds from revolving credit facility	—	5,000
Payments on revolving credit facility	—	(9,000)
Payment of deferred financing costs	—	(228)
Net cash (used in) provided by financing activities	(413)	4,553
Net (decrease) increase in cash and cash equivalents	(274,241)	7,196
Cash and cash equivalents – beginning of period	389,878	11,999
Cash and cash equivalents – end of period	$115,637	$19,195
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	2,373	1,566
Cash paid for interest	—	269
Fair value of contingent consideration	5,028	6,981
Deferred IPO costs in accounts payable and accrued liabilities	—	5

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

The global pandemic resulting from the novel strain of coronavirus known as COVID-19, and certain intensified preventative or protective public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, have, and continue to, result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. While the Company did not experience a material disruption in bookings or sales from the COVID-19 pandemic in the three and nine months ended May 31, 2021, a continued or intensifying outbreak over the short- or medium-term could result in delays in services delivery, delays in implementations, delays in critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains. Additionally, the Company may incur increased costs in the future when employees return to work and the Company implements measures to ensure their safety. The magnitude of the effect of COVID-19 on the Company’s business will depend, in part, on the length and severity of the restrictions (including the effects of recently announced “re-opening” plans following a recent slowdown of the virus infection rate in certain countries and localities) and other limitations on the Company’s ability to conduct its business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts of COVID-19 will be on the Company’s business. The extent, length and consequences of the pandemic are uncertain and impossible to predict, but could be material. COVID-19 and other similar outbreaks, epidemics or pandemics could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows and prospects and could cause significant volatility in the trading prices of the Company’s common stock as a result of any of the risks described above and other risks that the Company is not able to predict.

(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)	Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2020. There have been no material changes to the significant accounting policies during the nine-month period ended May 31, 2021, other than those noted below relating to the adoption of ASU 2016-13, Financial Instruments Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) effective September 1, 2020 and the accounting for investments.

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

Investments

At the time of purchase, the Company determines the appropriate classification of investments based upon its intent with regard to such investments. All of the Company’s investments are classified as available-for-sale. The Company classifies investments as short-term when their remaining contractual maturities are one year or less from the balance sheet date, and as long-term when the investment has a remaining contractual maturity of more than one year from the balance sheet date. The Company records investments at fair value with unrealized gains and losses recorded as a component of other comprehensive income (loss).

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

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the three and nine months ended May 31, 2021 and May 31, 2020:

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2021	2020	2021	2020
United States	$62,604	$51,498	$172,688	$145,644
All other	5,334	2,455	16,808	7,706
Total revenue	$67,938	$53,953	$189,496	$153,350

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

During the quarter and nine months ended May 31, 2021, a portion of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period became an unconditional right to payment and was billed to its customers. During the three months ended May 31, 2021 and 2020 the amounts were $2.4 million and $3.0 million, respectively, and for the nine months ended May 31, 2021 and 2020 they were $15.7 million and $12.6 million, respectively.

The Company also recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period during the three and nine months ended May 31, 2021 and 2020. For the three months ended May 31, 2021 and 2020, the amounts were $3.8 million and $4.3 million, respectively. For the nine months ended May 31, 2021 and 2020, the amounts were $27.9 million and $20.7 million, respectively.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2021, approximately $453.3 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $40.5 million in fiscal 2021 and approximately $412.8 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)	Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the nine months ended May 31, 2021:

Outline Systems, LLC
Balance at August 31, 2020	$7,092
Change in fair value, including accretion	(291)
Payments to sellers	(1,923)
Balance at May 31, 2021	$4,878

(4)	Fair Value Measurements

Available-for-sale investments within cash equivalents and investments consist of the following (in thousands):

	May 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$64,103	$—	$—	$64,103
U.S. Government agency securities - presented in short-term investments	255,949	79	—	256,028
Total	$320,052	$79	$—	$320,131

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales and two maturities of securities in the periods presented.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of May 31, 2021 and August 31, 2020:

	May 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$64,103	$—	$—	$64,103
U.S. Government agency securities - presented in short term investments	—	256,028	—	256,028
Total assets	$64,103	$256,028	$—	$320,131
Liabilities:
Liability classified awards	$1,104	$—	$1,162	$2,266
Contingent earnout liability	—	—	4,878	4,878
Total liabilities	$1,104	$—	$6,040	$7,144

	August 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability classified awards	$7,821	$—	$879	$8,700
Contingent earnout liability	—	—	7,092	7,092
Total liabilities	$7,821	$—	$7,971	$15,792

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates.  These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.  Quoted prices for liability classified stock appreciation rights are not readily available.  Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the nine months ended May 31, 2021:

Balance as of August 31, 2020	$879
Additions due to new awards	—
Net change in the fair value	283
Cash settlement of awards	—
Balance as of May 31, 2021	$1,162

The Company had no assets measured and recorded at fair value on a recurring basis as of August 31, 2020.
(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Directors and officers insurance	$974	$5,355
Computer, software, and licenses	8,092	2,603
Other	2,772	4,228
Total prepaid expenses and other current assets	$11,838	$12,186

(6)	Property and Equipment, Net

Property and equipment, net as of May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31
	2021	2020
Leasehold improvements	$11,166	$11,216
Internal-use software	8,169	7,304
Computer equipment	5,066	4,310
Furniture and fixtures	2,312	2,181
Office equipment	499	478
Assets under construction	111	—
Total property and equipment	$27,323	$25,489
Less accumulated depreciation and amortization	(11,315)	(7,376)
Property and equipment, net	$16,008	$18,113

Depreciation expense related to property and equipment was $0.8 million and $0.8 million for the three months ended May 31, 2021 and 2020, respectively, and $2.4 million and $2.4 million, for the nine months ended May 31, 2021 and 2020, respectively.

Amortization expense related to internal-use software was $0.5 million and $1.5 million for the three and nine months ended May 31, 2021, respectively and $0.2 million for both the three and nine months ended May 31, 2020.
(7)	Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2020.

Intangible assets as of May 31, 2021 and August 31, 2020 consisted of the following:

	May 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	49,244	$54,356	5.6 years
Acquired technology	32,235	22,344	9,891	2.1 years
Trademarks and tradenames	9,400	4,543	4,857	5.1 years
Domain name	100	48	52	5.1 years
Backlog	6,700	6,431	269	1.1 years
	$152,035	$82,610	$69,425

	August 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	41,535	$62,065	6.5 years
Acquired technology	32,235	18,785	13,450	3.0 years
Trademarks and tradenames	9,400	3,838	5,562	6.0 years
Domain name	100	40	60	6.0 years
Backlog	6,700	6,150	550	2.0 years
	$152,035	$70,348	$81,687

Amortization expense was $4.1 million and $4.3 million for the three months ended May 31, 2021 and 2020, respectively, and $12.3 million and $12.8 million for the nine months ended May 31, 2021 and 2020, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of May 31, 2021, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2021	$4,066
2022	15,793
2023	15,225
2024	11,453
2025 and thereafter	22,888
Total	$69,425

(8)	Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended May 31, 2021	Nine Months Ended May 31, 2021
Numerator
Net loss	$(357)	$(11,372)
Denominator
Weighted average shares of common stock - basic and diluted	131,613,003	130,992,672
Net loss per share - basic and diluted	$0.00	$(0.08)

Prior to the IPO, there were no shares of common stock outstanding, and the membership structure of Duck Creek Technologies consisted of limited partnership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the three-month and nine months periods ended May 31, 2020.

As of May 31, 2021, 3,575,928 shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.
(9)	Other Assets

Other assets as of May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Deferred contract costs	$13,073	$12,440
Other noncurrent assets	3,606	3,863
Total other assets	$16,679	$16,303

The amortization related to deferred contracts costs was $0.6 million and $0.4 million for the three months ended May 31, 2021 and 2020, respectively, and $1.6 million and $1.0 million for the nine months ended May 31, 2021 and 2020, respectively, and there was no impairment loss in relation to the costs capitalized.

(10)	Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of May 31, 2021 and August 31, 2020, consisted of the following:

	May 31,	August 31,
	2021	2020
Accounts receivable	$38,189	$29,504
Allowance for credit losses	(1,012)	(355)
Accounts receivable, net	$37,177	$29,149

The following table presents changes to the allowance for credit losses during the nine months ended May 21, 2021:

Allowance, August 31, 2020	$(355)
Net changes to credit losses	(664)
Write-offs, net	7
Allowance, May 31, 2021	$(1,012)

(11)Accrued Liabilities

Accrued liabilities as of May 31, 2021 and August 31, 2020 consisted of the following:

	May 31,	August 31,
	2021	2020
Accrued bonuses	$13,838	$18,175
Accrued hosting fees	8,199	11,890
Accrued vacation	9,424	7,560
Accrued commissions	202	2,269
Accrued professional service fees	775	1,910
Liability-classified phantom units and SARs	2,266	8,700
Accrued withholding taxes	2,567	731
Other	5,214	6,967
Total accrued liabilities	$42,485	$58,202

(12)	Credit Facility

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, maintaining a minimum level of consolidated EBITDA, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of May 31, 2021.

There was no outstanding balance under the revolving credit facility at May 31, 2021 or August 31, 2020. Letters of credit of $0.9 million and $1.0 million were outstanding under the revolving credit facility at May 31, 2021 and August 31, 2020, respectively.

The Company incurred $0.2 million of costs directly related to the maturity extension, which were deferred and will be amortized over the term of the extension.

(13)	Commitments and Contingencies
(a)	Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of May 31, 2021 or 2020.

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

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three and nine months ended May 31, 2021 and 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Cost of subscription revenue	$90	$—	$302	$10
Cost of maintenance and support revenue	7	1	22	3
Cost of services revenue	253	36	2,003	103
Research and development	285	97	1,505	284
Sales and marketing	199	93	2,493	257
General and administrative	863	253	2,980	747
Total share-based compensation expense	$1,697	$480	$9,305	$1,404

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

During the quarter ended February 28, 2021, the Company modified the vesting conditions for a subset of its share-based awards.  The modification resulted in incremental share-based compensation expense of $0.6 million that will be recognized over the remaining requisite service period of the awards.

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	May 31,	August 31,
	2021	2020
United States	$13,822	$15,715
All other	2,186	2,398
Total property and equipment, net	$16,008	$18,113

(16)	Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of May 31, 2021, Accenture held 16.0% of the outstanding shares of common stock of the Company. The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three and nine months ended May 31, 2021 and 2020, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During both the three and nine months ended May 31, 2021 and 2020, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

The Company recognized revenue from customers that invested in the Company’s Class E Preferred Units during the year ended 2020 whose shares converted to common stock in our IPO. During the three and nine months ended May 31, 2021, the Company recognized aggregate revenue of $5.6 million and $21.2 million, respectively, from these customers.

As of May 31, 2021, the Company had deferred revenue of $1.1 million and outstanding accounts receivables due from these customers of $8.6 million.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the nine months ended May 31, 2021 and 2020, SaaS ACV bookings represented 94% and 95% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which over 60 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had no consolidated entities that accounted for more than 10% of our total revenue in the third quarter of fiscal 2021 and one consolidated entity that represented approximately 11% of our total revenue during the third quarter of fiscal 2020. These consolidated entities are large multinational corporations that do business with us through multiple subsidiaries.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended May 31, 2021 and 2020, subscription revenue was 79% and 72% of software revenue, respectively. For the nine months ended May 31, 2021 and 2020, subscription revenue was 78% and 72% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our existing newer contracts have, and our contracts going forward are expected to have, initial two-year committed terms, this change has not had, and is not expected to have a material impact on the comparability of our results presented herein and in future periods. Our term license revenue accounted for 6% and 7% of software revenue during both the three and nine months ended May 31, 2021 and 2020, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $13.6 million and $11.7 million in the three months ended May 31, 2021 and 2020, respectively, and $40.4 million and $33.5 million in the nine months ended May 31, 2021 and 2020, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team is the fastest growing component of our cost of subscription revenue. Our cost of subscription revenue totaled $12.0 million and $8.7 million in the three months ended May 31, 2021 and 2020, respectively, and $33.5 million and $24.9 million for the nine months ended May 31, 2021 and 2020, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $12.3 million and $10.2 million during the three months ended May 31, 2021 and 2020, respectively, and $36.0 million and $29.4 million for the nine months ended May 31, 2021 and 2020, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended May 31, 2021 and 2020, our professional services revenue was $25.6 million and $24.2 million, respectively. During the nine months ended May 31, 2021 and 2020, our professional services revenues was $71.6 million and $70.8 million, respectively.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 79% and 72% of software revenue during the three months ended May 31, 2021 and 2020, respectively, and 78% and 72% during the nine months ended May 31, 2021 and 2020, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. Historically, our term license contracts had terms of three to six years. We began revising our contracting practices in fiscal 2018 by selling our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. As a result of our revenue mix shift to subscription, this change did not have, and is not expected to have a material impact on our results presented herein or going forward. There is potential volatility across quarters for our license revenue due to the timing of license sales and renewals. Our license revenue accounted for 6% and 7% of software revenue during the both the three and nine months ended May 31, 2021 and 2020, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. This decrease will be partially offset by a decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment. Our maintenance and support revenue accounted for 15% and 20% of software revenue during the three months ended May 31, 2021 and 2020, respectively, and 16% and 22% during the nine months ended May 31, 2021 and 2020.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 38% and 45% of our total revenue the three months ended May 31, 2021 and 2020, respectively. It accounted for 38% and 46% of our total revenue during the nine months ended May 31, 2021 and 2020, respectively.

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

Interest Expense, Net

Interest expense, net comprises interest expense accrued or paid on our indebtedness, net of interest income earned on our cash, cash equivalents, and investments. We expect interest income (expense) to vary each reporting period depending on the amount of outstanding indebtedness, cash, cash equivalents, and investment balances, and prevailing interest rates.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2021 and May 31, 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended May 31,
(dollars in thousands)	2021		2020
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$33,552	49%	$21,555	40%
License	2,474	4	2,160	4
Maintenance and support	6,329	9	6,064	11
Professional services	25,583	38	24,174	45
Total revenue	67,938	100	53,953	100
Cost of revenue
Subscription	12,045	18	8,721	16
License	535	1	506	1
Maintenance and support	855	1	710	1
Professional services	14,315	21	13,459	25
Total cost of revenue	27,750	41	23,396	43
Gross margins	40,188	59	30,557	57
Operating expenses
Research and development	12,255	18	10,197	19
Sales and marketing	13,628	20	11,723	21
General and administrative	15,238	22	10,184	19
Change in fair value of contingent consideration	(389)	—	(190)	—
Total operating expense	40,732	60	31,914	59
Loss from operations	(544)	(1)	(1,357)	(2)
Other income (expense), net	546	1	(316)	(1)
Interest expense, net	(6)	—	(60)	—
Loss before income taxes	(4)	—	(1,732)	(3)
Provision for income taxes	353	1	267	1
Net loss	$(357)	(1)%	$(1,999)	(4)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended May 31,
	2021	2020
Cost of subscription revenue	$90	$—
Cost of maintenance and support revenue	7	1
Cost of services revenue	253	36
Research and development	285	97
Sales and marketing	199	93
General and administrative	863	253
Total share-based compensation expense	$1,697	$480

Revenue

Subscription

Subscription revenue increased $12.0 million, or 56%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $0.3 million, or 15%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to the timing of multi-year term license renewals.

Maintenance and Support

Maintenance and support revenue increased $0.3 million, or 4%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to a $0.2 million decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Professional services

Professional services revenue increased $1.4 million, or 6%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to an increase of $8.8 million from the launch of several large implementation projects, partially offset by a decrease of $7.2 million from completed project implementations, and a $0.1 million decrease in travel and entertainment expenses.

Cost of Revenue

Cost of revenue increased $4.4 million, or 19%, in the three months ended May 31, 2021 compared to the three months ended May 31, 2020.

Cost of Subscriptions

Cost of subscription revenue increased $3.3 million, or 38%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to an increase in SaaS customers, and is comprised of a $1.3 million increase in hosting costs, a $0.8 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $0.5 million increase in professional services, a $0.4 million increase in amortization expense associated with capitalized internal-use software costs, and a $0.3 million increase in computer software.

Cost of License

Cost of license revenue increased 6% in the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to an increase in royalties paid to third parties.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.1 million, or 20%, in the three months ended May 31, 2021 versus the three months ended May 31, 2020 primarily due to an increase in personnel-related costs.

Cost of Professional Services

Cost of professional services revenue increased $0.9 million, or 6%, in the three months ended May 31, 2021 versus the three months ended May 31, 2020. Payroll-related costs increased $1.2 million, driven by increased headcount, and share-based compensation expense increased $0.2 million in the three months ended May 31, 2021 compared to the prior year period. These increases were offset by a $0.3 million decrease in contingent labor, as well as a $0.2 million decrease in travel and entertainment expenses.

Gross Margins

Gross margins increased $9.6 million, or 32%, in the three months ended May 31, 2021 versus the three months ended May 31, 2020, primarily due to a $8.7 million increase in subscription gross margin, a $0.6 million increase in professional services gross margin, a $0.3 million increase in license gross margin, and a $0.1 million increase in maintenance and support gross margin.. The increase in subscription gross margins was driven by scale benefits from strong growth in subscription revenue, as well as cost growth below expected levels primarily based on the timing of new hires.

Our gross margin percentage increased from 57% for the three months ended May 31, 2020 to 59% for the three months ended May 31, 2021 due to increases in subscription gross margin percentage, professional services gross margin percentage, license gross margin percentage and maintenance and support gross margin percentage.

Operating Expenses

Research and Development Expense

Research and development expense increased $2.1 million, or 20%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020, primarily due to a $1.3 million increase in salaries and payroll-related costs from increased headcount and bonuses, a $0.8 million decrease in capitalized software costs, a $0.3 million increase in hosting costs, and a $0.2 million increase in share-based compensation. These increases were partially offset by a $0.4 million decrease in contingent labor, as well as a $0.1 million decrease in professional fees.

Sales and Marketing Expense

Sales and marketing expense increased $1.9 million, or 16%, during the three months ended May 31, 2021 versus the three months ended May 31, 2020, primarily due to a $1.6 million increase in salaries and payroll-related costs from increased headcount and bonuses, a $0.2 million increase in marketing programs, a $0.1 million increase in commission expense, and a $0.1 million increase in share-based compensation, partially offset by a $0.1 million decrease in travel and entertainment expenses.

General and Administrative Expense

General and administrative expense increased $5.1 million, or 50%, in the three months ended May 31, 2021 versus the three months ended May 31, 2020, primarily due to a $1.5 million increase in professional fees related to IT, audit, tax and legal. In addition, there was a $1.5 million increase in insurance expense as a result of becoming a public company, a $0.9 million increase in salaries and payroll-related costs from increased headcount, a $0.6 million increase in share-based compensation, and a $0.5 million increase in bad debt expense.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management).

Other Income (Expense), Net

Other income (expense), net increased $0.9 million during the three months ended May 31, 2021 as compared to the three months ended May 31, 2020, primarily due to a $0.5 million gain on the derecognition of a lease liability resulting from a sublease transaction, as well as fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. Foreign currencies fluctuated more during the current period as compared to the prior year.

Interest Expense, Net

Interest expense, net decreased slightly in the three months ended May 31, 2021 versus the three months ended May 31, 2020. Interest expense consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Provision for income taxes increased 32% in the three months ended May 31, 2021 versus the three months ended May 31, 2020 due to the impact of higher profits in foreign subsidiaries.

Results of Operations

Comparison of the Nine Months Ended May 31, 2021 and May 31, 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Nine Months Ended May 31,
(dollars in thousands)	2021		2020
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$92,069	48%	$59,368	39%
License	7,412	4	5,431	3
Maintenance and support	18,404	10	17,791	12
Professional services	71,611	38	70,760	46
Total revenue	189,496	100	153,350	100
Cost of revenue
Subscription	33,540	17	24,871	16
License	1,369	1	1,347	1
Maintenance and support	2,556	1	2,475	2
Professional services	42,857	23	38,839	25
Total cost of revenue	80,322	42	67,532	44
Gross margins	109,174	58	85,818	56
Operating expenses
Research and development	36,040	19	29,424	19
Sales and marketing	40,390	21	33,539	22
General and administrative	44,273	23	29,916	20
Change in fair value of contingent consideration	(291)	—	21	—
Total operating expense	120,412	63	92,900	61
Loss from operations	(11,238)	(5)	(7,082)	(5)
Other income (expense), net	1,009	—	(96)	—
Interest expense, net	(87)	—	(386)	—
Loss before income taxes	(10,316)	(5)	(7,564)	(5)
Provision for income taxes	1,056	(1)	889	1
Net loss	$(11,372)	(6)%	$(8,453)	(6)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Nine Months Ended May 31,
	2021	2020
Cost of subscription revenue	$302	$10
Cost of maintenance and support revenue	22	3
Cost of services revenue	2,003	103
Research and development	1,505	285
Sales and marketing	2,493	257
General and administrative	2,980	747
Total share-based compensation expense	$9,305	$1,404

Revenue

Subscription

Subscription revenue increased $32.7 million, or 55%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020, due to a combination of sales to new customers, increased revenue generated from existing customers, sales of new services to existing customers and contractual growth.

License

License revenue increased $2.0 million, or 36%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to the timing of multi-year term license sales and renewals.

Maintenance and Support

Maintenance and support revenue increased $0.6 million, or 3%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to a $0.6 million decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Professional services

Professional services revenue increased $0.9 million, or 1% , during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to the absence of reimbursable expenses in 2021 due to the halt of travel during the COVID-19 pandemic.

Cost of Revenue

Cost of revenue increased $12.8 million, or 19%, in the nine months ended May 31, 2021 compared to the nine months ended May 31, 2020.

Cost of Subscriptions

Cost of subscription revenue increased $8.7 million, or 35%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to an increase in SaaS customers, and is comprised of a $2.8 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $2.6 million increase in hosting costs, a $1.3 million increase in amortization expense associated with capitalized internal-use software costs, a $1.1 million increase in professional services fees, a $0.6 million increase in computer software, and a $0.3 million increase in share-based compensation.

Cost of License

Cost of license revenue increased 2% in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to an increase in royalties paid to third parties.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased 3%, in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to an increase in personnel-related costs.

Cost of Professional Services

Cost of professional services revenue increased $4.0 million, or 10%, in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily driven by a $4.7 million increase in payroll-related costs from increased headcount and bonuses, and a $1.8 million increase in share-based compensation. These increases were offset by a $1.4 million decrease in travel and entertainment expenses and a $1.0 million decrease in contingent labor.

Gross Margins

Gross margins increased $23.4 million, or 27%, in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020, primarily due to a $24.0 million increase in subscription gross margin, a $2.0 million increase in license gross margin, and a $0.5 million increase in maintenance and support gross margin, partially offset by a $3.2 million decrease in professional services gross margin. The increase in subscription gross margins was driven by scale benefits from strong growth in subscription revenue, as well as cost growth below expected levels primarily based on the timing of new hires.

Our gross margin percentage increased from 56% for the nine months ended May 31, 2020 to 58% for the nine months ended May 31, 2021 due to increases in subscription gross margin percentage, license gross margin percentage, and maintenance and support gross margin percentage, partially offset by a decrease in professional services gross margin percentage.

Operating Expenses

Research and Development Expense

Research and development expense increased  $6.6 million, or 22%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020, primarily due to a $4.1 million increase in salaries and payroll-related costs from increased headcount and bonuses, a $1.6 million decrease in capitalized software costs, a $1.2 million increase in share-based compensation, and a $0.5 million increase in hosting costs. These increases were partially offset by a $0.3 million reduction in travel and entertainment expenses and a $0.1 million decrease in professional fees.

Sales and Marketing Expense

Sales and marketing expense increased $6.9 million, or 20%, during the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to a $5.2 million increase in salaries and payroll-related costs from increased headcount, a $2.2 million increase in share-based compensation, and a $0.9 million increase in marketing programs, partially offset by a $1.4 million decrease in travel and entertainment expenses.

General and Administrative Expense

General and administrative expense increased $14.4 million, or 48%, in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to a $4.6 million increase in insurance expense as a result of becoming a public company, a $2.8 million increase in professional fees, a portion of which is related to becoming compliant with certain provisions of The Sarbanes-Oxley Act, a $2.5 million increase in salaries and payroll-related costs from increased headcount, a $2.2 million increase in share-based compensation, $1.5 million in legal and audit fees related to the follow-on offering of our common stock in the first quarter, and a $0.6 million increase in expense associated with the allowance for credit losses. These costs are partially offset by a $0.4 million reduction in travel and entertainment expenses.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management).

Other Income (Expense), Net

Other income (expense), net increased $1.1 million during the nine months ended May 31, 2021 as compared to the nine months ended May 31, 2020, primarily due to a $0.5 million gain on the derecognition of a lease liability resulting from a sublease transaction as well as fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar. Foreign currencies fluctuated more during the nine months ended May 31, 2021 as compared to the prior year.

Interest Expense, Net

Interest expense, net decreased $0.3 million in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 primarily due to no outstanding net revolver borrowings during the nine months ended May 31, 2021.

Provision for Income Taxes

Provision for income taxes increased 19% in the nine months ended May 31, 2021 versus the nine months ended May 31, 2020 due to the impact of higher profits in foreign subsidiaries.

Liquidity and Capital

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through net proceeds received from our IPO. As of May 31, 2021, we had $83.6 million in cash and cash equivalents, $288.0 million of short-term investments, no outstanding borrowings under our revolving credit facility and $0.9 million of outstanding letters of credit. We also had $29.1 million of additional principal availability under our revolving credit facility. We believe that our existing cash and cash equivalents and short-term investments, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of May 31, 2021, $23.2 million of cash was held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intention to indefinitely reinvest these funds outside the United States.

Summary of Cash Flows for the Nine Months Ended May 31, 2021 and May 31, 2020

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended May 31,
($ in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(16,218)	$8,247
Net cash used in investing activities	(257,610)	(5,604)
Net cash (used in) provided by financing activities	(413)	4,553
Net (decrease) increase in cash and cash equivalents	(274,241)	7,196
Cash and cash equivalents – beginning of period	389,878	11,999
Cash and cash equivalents – end of period	$115,637	$19,195

Operating Activities

We used $16.2 million of cash from operating activities during the nine months ended May 31, 2021, compared to cash provided by operating activities of $8.2 million during the nine months ended May 31, 2020. This $24.5 million decrease in operating cash was primarily due to an increase in annual employee bonus payments of $7.6 million and the $9.1 million cash settlement of phantom equity awards and a decrease in accrued hosting fees.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment, capitalization of internal use software costs, and investments in short-term, government backed securities.

We used $257.6 million of cash in investing activities during the nine months ended May 31, 2021 compared to $5.6 million in the nine months ended May 31, 2020. During the second quarter of 2021, we invested $287.9 million of the cash received in the IPO in short-term, government-backed securities. Of these investments, $32.0 million matured during the nine months ended May 31, 2021. Such investing and maturities did not occur in the prior year period. In the nine months ended May 31, 2021, we spent approximately $0.8 million on purchases of property, plant and equipment, compared to $3.2 million during the nine months ended May 31, 2020. Additionally, our capitalized costs for internal use software were $1.6 million less during the nine months ended May 31, 2021 compared to the prior year period.

Financing Activities

We used $0.4 million in financing activities during the nine months ended May 31, 2021, compared to cash generated from financing activities of $4.6 million during the nine months ended May 31, 2020. Cash used in financing activities during the nine months ended May 31, 2021 primarily related to $3.7 million in payments of deferred IPO costs, a $1.9 million payment of contingent earnout liability and a $0.2 million payment for deferred Class E units offering costs.  These payments were offset by net proceeds of $3.5 million from the February 2021 follow-on offering and $2.0 million received from stock option exercises.

Cash generated from financing activities during the nine months ended May 31, 2020 consisted of $212.9 million of net proceeds from the issuance of Class E Units and borrowings under our revolving credit facility of $5.0 million partially offset by a $118.8 million payment for the redemption of Class A Units and a $79.2 million payment for the redemption of Class B Units, payments of principal on our revolving credit facility of $9.0 million, payments of contingent earnout liabilities of $3.5 million and costs of $2.6 million relating to proceeding with our initial public offering.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $5.5 million and $3.8 million for the three months ended May 31, 2021 and 2020, respectively and $12.1 million and $8.7 million for the nine months ended May 31, 2021 and 2020, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2021	2020	2021	2020
GAAP Net Loss	$(357)	$(2,000)	$(11,372)	$(8,453)
Provision for income taxes	353	267	1,056	889
Other (income) expense	(546)	316	(1,009)	96
Interest expense, net	6	60	87	386
Depreciation of property and equipment	790	828	2,377	2,350
Amortization of intangible assets	3,994	3,994	11,982	11,982
Share-based compensation expense	1,697	480	9,305	1,404
Change in fair value of contingent earnout liability	(389)	(190)	(291)	21
Adjusted EBITDA	$5,548	$3,755	$12,135	$8,675
Adjusted EBITDA as a percent of total revenue	8%	7%	6%	6%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was $6.6 million and $16.8 million for the three months ended May 31, 2021 and May 31, 2020, respectively, and ($18.0) million and $2.6 million for the nine months ended May 31, 2021 and 2020, respectively. A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2021	2020	2021	2020
Net cash used in operating activities	$6,875	$18,196	$(16,218)	$8,247
Purchases of property and equipment	(162)	(470)	(834)	(3,164)
Capitalized internal-use software	(114)	(885)	(864)	(2,440)
Free Cash Flow	$6,599	$16,841	$(17,916)	$2,643

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $42.2 million and $31.9 million for the three months ended May 31, 2021 and 2020, respectively, and $116.6 million and $89.7 million for the nine months ended May 31, 2021 and 2020, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2021	2020	2021	2020
GAAP Gross Margin	$40,188	$30,557	$109,174	$85,818
Share-based compensation expense	350	39	2,327	116
Amortization of intangible assets	1,186	1,187	3,559	3,559
Amortization of capitalized internal-use software	510	154	1,506	205
Non-GAAP Gross Margin	$42,234	$31,937	$116,566	$89,698

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $4.8 million and $2.9 million for the three months ended May 31, 2021 and 2020, respectively, and $9.8 million and $6.3 million for the nine months ended May 31, 2021 and 2020. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2021	2020	2021	2020
GAAP Loss from Operations	$(544)	$(1,357)	$(11,238)	$(7,082)
Share-based compensation expense	1,697	480	9,305	1,404
Amortization of intangible assets	3,994	3,994	11,982	11,982
Change in fair value of contingent earnout liability	(389)	(190)	(291)	21
Non-GAAP Income from Operations	$4,758	$2,927	$9,758	$6,325

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $4.0 million and $1.9 million for the three months ended May 31, 2021 and 2020, respectively, and $8.1 million and $4.4 million for the nine months ended May 31, 2021 and 2020, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,			Nine Months Ended May 31,
($ in thousands)	2021	Per Share	2020	2021	Per Share	2020
GAAP Net Loss (1)	$(357)	$—	$(1,999)	$(11,372)	$(0.08)	$(8,453)
Add: GAAP tax provision	353		267	1,056		889
GAAP pre-tax loss	(4)		(1,732)	(10,316)		(7,564)
Share-based compensation expense	1,697		480	9,305		1,404
Amortization of intangible assets	3,994		3,994	11,982		11,982
Change in fair value of contingent earnout liability	(389)		(190)	(291)		21
Non-GAAP pre-tax income	5,298		2,552	10,680		5,843
Non-GAAP tax provision applied at a 24% tax rate (2)	1,272		612	2,563		1,402
Non-GAAP Net Income (1)	$4,026	$0.03	$1,940	$8,117	$0.06	$4,441

Shares used in computing Non-GAAP income per share amounts:(1)
GAAP weighted-average shares - basic and diluted	131,613,003			130,992,672
Non-GAAP dilutive shares excluded from GAAP income (loss) per share calculation	3,575,928			3,575,928
Non-GAAP weighted-average shares - diluted	135,188,931			134,568,600

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

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 133.1% and 113.0% as of May 31, 2021 and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $124.1 million and $75.8 million as of May 31, 2021 and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of LIBOR plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 2.0% to 3.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). For the nine months ended May 31, 2021, the effective interest rate under our revolving credit agreement was 6.9%. In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty.

The credit agreement contains a number of customary restrictive covenants, including limits on additional indebtedness, the creation of liens and limits on making certain investments. Limits on our revolving credit facility also require compliance with the following ratios: maintaining a minimum level of consolidated EBITDA (ranging from $5.0 million to $12.0 million depending on the applicable four quarter period), and maintaining a leverage ratio that does not exceed 3.25:1.00. We were in compliance with these financial and nonfinancial covenants as of May 31, 2021.

We incurred $0.3 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to interest expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of May 31, 2021 and May 31, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the nine months ended May 31, 2021 and 2020, respectively.

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

Interest Rate Risk

As of May 31, 2021, our cash and cash equivalents balance included one U.S. Treasury bill and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (filed November 3, 2020). There have been no material changes to our market risks or to our management of such risks as of May 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of May 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2020, as updated in the Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, and in our other public filings. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

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

Company Name

Date: July 15, 2021	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer

Date: July 15, 2021	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Chief Financial Officer