Form 10-K
period 2021-08-31
DUCK CREEK TECHNOLOGIES, INC.
filed 2021-10-29
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on February 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $3.6 billion. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of October 28, 2021 was 132,046,578.

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

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding. When we state that we are the leading low-code SaaS provider of core systems for the P&C insurance industry, we are basing our leadership on our subscription revenue for fiscal 2021.

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

PART I

Item 1. Business.

Company Overview

We are the leading low-code SaaS provider of core systems for the P&C insurance industry. We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of insurers’ core processes (policy administration, claims management and billing) as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership.

The core business functions of insurers are complex and data intensive, typically requiring large ongoing investments in domain specific technology. Heightened end-user expectations, increased competition, and new and evolving risks pose new challenges for carriers, creating the need for software that fosters agility, innovation and speed to market. However, a large portion of the P&C insurance market continues to rely on legacy technology systems that are costly and inefficient to maintain, difficult to upgrade, and lacking in functional flexibility. In recent years, some carriers have turned to newer alternatives to legacy systems. These systems have been designed for on-premise environments and lack the inherent benefits of purpose-built SaaS solutions, perpetuating the limitations, inflexibility and cost of utilizing legacy systems. By contrast, our SaaS solutions, offered via Duck Creek OnDemand, accelerate carriers’ agility and speed to market by enabling rapid, low-code product development, and protecting carriers’ unique content configurations and integrations while providing upgrades and updates via continuous delivery. We have developed a substantial SaaS customer base and believe that we have established a meaningful first-mover advantage by demonstrating the superiority of SaaS solutions for core systems in the P&C insurance industry. We began offering SaaS solutions for core systems in the P&C insurance industry in 2013 and signed our first customer in 2014. We believe competitors will have to make significant investments of time and resources in order to offer similar SaaS products.

Our deep understanding of the P&C insurance industry has enabled us to develop a unified suite of insurance software products tailored to address the key challenges faced by carriers worldwide. Our solutions promote insurers’ nimbleness by enabling rapid integration and streamlining the ability to capture, access and utilize data more effectively. The Duck Creek Suite includes several products that support the P&C insurance process lifecycle, such as:

•

Duck Creek Policy: a solution that enables insurers to develop and launch new insurance products and manage all aspects of policy administration, from product definition to quoting, binding and servicing

•

Duck Creek Billing: a solution that supports fundamental payment and invoicing capabilities (such as billing and collections, commission processing, disbursement management and general ledger capabilities) for all insurance lines and bill types

•	Duck Creek Claims: a solution that supports the entire claims lifecycle from first notice of loss through investigation, payments, negotiations, reporting and closure

In addition, we offer other innovative solutions, such as Duck Creek Rating, Duck Creek Insights, Duck Creek Digital Engagement, Duck Creek Distribution Management, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations and Duck Creek Industry Content, which provide additional features and functionalities that further help our customers meet the increasing and evolving demands of the P&C industry. Our customers purchase and deploy these solutions via Duck Creek OnDemand, our SaaS solution, either individually or as a full suite. Historically, we have also sold our products through perpetual and term license arrangements, most of which include maintenance and support arrangements. We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and perpetual and term license arrangements.

Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the fiscal years ended August 31, 2021, 2020 and 2019, SaaS ACV bookings represented 97%, 96%, and 86% of our total ACV bookings, respectively.

Our strong customer relationships are a key driver of our success. We believe these relationships are a result of our ability to develop innovative solutions that incorporate our deep domain expertise into products that serve mission critical functions of our customers’ day-to-day operations. Our customer base is comprised of a range of insurance carriers, including some of the largest companies in the P&C insurance industry including - Progressive, Liberty Mutual, AIG, The Hartford, Berkshire Hathaway Specialty Insurance, GEICO and Munich Re Specialty Insurance, as well as regional carriers, such as UPC, Coverys, Avant Mutual, IAT Insurance Group and Mutual Benefit Group. We have over 150 insurance customers worldwide, including the top five North American carriers. In addition, our customers have won numerous industry awards for innovative products that were developed with our solutions.

We have a broad partner ecosystem that includes third-party solution partners who provide complementary capabilities as well as system integrators (“SIs”) who provide implementation and other related services to our customers. These partnerships help us grow our business more efficiently by enhancing our sales force through co-marketing efforts and giving us the scale to service our growing customer base. We have relationships with over 50 companies across a diverse set of services and offerings, including 20 SIs with over 5,000 Duck Creek implementation resources who help to implement our solutions. We maintain key partnerships with leading SIs, such as Accenture, Capgemini and Cognizant, as well as leading technology companies such as Microsoft and Salesforce, as well as Insurtech start-ups, such as Arity, Friss, SPLICE Software, and Cape Analytics. These partnerships have allowed us to further build on our deep domain expertise in the P&C insurance industry, extend the value of our solutions and provide our customers with additional end-to-end functionality.

Our subscription revenues have grown significantly in recent years, both in absolute terms and as a percentage of our business. For the fiscal year ended August 31, 2021, we generated subscription revenues of $125.3 million, an increase of 49%  compared to subscription revenues of $84.0 million for the fiscal year ended August 31, 2020. We generated total revenues of $260.4 million for the fiscal year ended August 31, 2021, an increase of 23% compared to total revenues of $211.7 million for the fiscal year ended August 31, 2020. We have made significant investments in our software platform and sales and marketing organization, and incurred net losses of $16.9 million and $29.9 million for the fiscal years ended August 31, 2021 and 2020, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

P&C Insurance Industry Overview

The P&C insurance industry is large, complex and highly regulated. In 2020, the industry serviced approximately $2.3 trillion of DWP spanning thousands of carriers globally. In addition to being one of the largest global industries, we believe it is also one of the most resilient. For a majority of businesses and consumers, insurance is a necessity rather than an amenity. As a result, overall spend on insurance products has continued to grow steadily over the long-term, even across periods of economic volatility. The P&C insurance industry is fragmented by the geographies in which carriers operate, the lines of insurance they underwrite, the customers they target, their distribution strategies, and the overall amount of DWP that they generate. DWP, which quantifies the gross dollar value of total premiums paid to carriers by policyholders, is a key measurement of scale for the P&C insurance industry.

P&C carriers sell products that protect policyholders from losses to property, bodily injury, litigation and other liabilities. Large carriers often have global operations and offer a wide range of insurance products. They are also required to organize and report financial information by country, and sometimes by state or province within a country. This creates a large portfolio of insurance products with varied regulatory requirements. Smaller carriers generally have a narrower geographic focus and/or offer a more limited set of insurance products but often still require sophisticated technical capabilities to manage their businesses. The Duck Creek Suite meets the most complex and sophisticated technology needs of the largest carriers, and can also be scaled to cost-effectively serve the needs of smaller carriers.

Core systems, including policy, billing and claims, power carriers’ critical operations. Core systems house insurance product structure, such as rates, rules and forms, and generate data that allows insurers’ actuarial and underwriting staff to continuously modify and improve their product offerings and provide more personalized customer service. They also manage the claims lifecycle, from first notice of loss to settlement. In addition, core systems integrate with agent and broker portals, operational data stores and data warehouses as well as business intelligence and analytics systems.

It is not uncommon for a single carrier to use systems from multiple vendors (or internally developed applications) as core systems for different insurance lines or geographies, or for discrete core system processes (e.g., policy, billing, and claims) within a single insurance line and geography. A carrier may use our software for certain parts of its business and deploy solutions from different vendors for other parts of its business. As a result, we have a market opportunity to achieve greater penetration within our existing customer base, as well as increase our customer base by servicing new customers who are not currently using our products. The following diagram provides a framework for understanding the multifaceted processes of insurers:

Our Market Opportunity

Carriers invest substantial time and resources to develop and maintain their information technology (“IT”) operations. We estimate that our total addressable market, representing the portion of this spending that is focused specifically on core system software, is approximately $5 billion in the United States and $16 billion globally. To estimate our total addressable market, we categorized the P&C insurance market into tiers based on DWP per carrier as reported by S&P Global, A.M. Best and Swiss Re, both within the United States and globally. We then estimated average price per DWP for our core systems solutions, accounting for tiered price discounts at different tiers, and multiplied the price per DWP by the total amount of DWP at each tier available both in the United States and globally.

Challenges Facing the P&C Insurance Industry and the Limitations of Legacy Systems

We believe that reliance on legacy systems and other technologies designed for on-premise environments limit carriers’ ability to respond to many of the significant challenges facing the insurance industry, including:

•

Heightened end-user expectations. Today’s end-users expect seamless and tailored experiences with every interaction, which has led to increase in demand for digital distribution and servicing capabilities. For instance, personal and commercial insurance end-users expect improved digital experiences with real-time multi-channel service.

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
•

New and evolving risks. Carriers are under pressure to offer new and more complex insurance products in order to address evolving use cases. Emerging risk categories, such as cybersecurity, terrorism and the sharing economy (e.g. the use of automobiles for personal as well as commercial needs), are creating demand for new insurance products. These new and evolving risks require carriers to be increasingly agile in their product development.

•

Increased size of losses in assets and the number of catastrophic events. The increased intricacy of assets, such as automobiles that include full onboard computers, has increased the cost of repairs and claim sizes. Additionally, natural disasters with large scale catastrophic losses have become more frequent. More than ever, carriers need access to accurate and complete data about risk to minimize their losses.

•

The rise of the IoT. Carriers have predominately relied on traditional data sources for underwriting, pricing and claims handling. The rise of Internet of Things (“IoT”) devices, such as sensors, telematics devices and drones, is significantly increasing the amount of data available to carriers. This enables them to assess risk on a more granular level, identify losses faster, simplify claims processing and mitigate fraud. Taking advantage of new volumes of data requires open and flexible core systems that allow insurers to move more quickly and make powerful data-driven decisions.

•

Emerging capabilities and advancing technologies. Carriers can better analyze risk through enhanced pricing models, artificial intelligence and machine learning technology. These emerging technologies offer insurers the opportunity to better understand and price risk in real time and a potential competitive advantage from realizing the value of data science research. As a result, carriers are more aggressively investing in technology to keep up with innovations and integrations.

These challenges are placing increased pressure on insurance carriers to improve consumer experience, business agility and speed to market. However, many insurers rely on legacy systems or alternatives designed for on-premise environments that are difficult to change, update or integrate without significant incremental custom-code development. Carriers relying upon these systems are generally unable to manage and analyze data at the pace required to effectively guide operational and risk mitigation and pricing decisions. These systems are difficult to update without significant IT spend and efforts, resulting in higher operating costs and slower speed to market.

We believe that insurers will increasingly look to adopt SaaS solutions, like Duck Creek OnDemand, that are designed to enhance their organizational agility, product innovation, and consumer experiences, allowing them to react quickly to evolving consumer preferences and efficiently capture market opportunity, while reducing their total cost of ownership.

SaaS offerings like Duck Creek OnDemand have become the preferred deployment option for carriers.  The market has completely transitioned from being skeptical of SaaS solutions to embracing the technology and security advancements offered with SaaS solutions. Earlier adopters of SaaS solutions in the P&C space are finding they are able to focus on growing their business leveraging evergreen technology while delivering their digital platform strategies. As stated in Aite-Novarica’s Cloud Computing in Insurance: Current Adoption and Plans report as issued in June 2021, since 2018, the percentage of insurers using cloud has increased from more than 70% to more than 90%. Three-quarters of insurers are planning to expand their use of cloud computing in the next 18 months; one-third plan to “expand significantly.” Duck Creek’s OnDemand SaaS solution is positioned to enable carriers to achieve their digital transformation SaaS adoption initiatives.

The Duck Creek Approach

Our solutions provide a sustainable competitive advantage by helping our customers overcome the limitations of legacy and/or in-house systems to meet the challenges of the current P&C insurance industry.

•

Deep domain expertise. With more than twenty years of operating experience in the P&C insurance industry, we have developed deep industry-specific domain expertise. This enables us to offer a broad range of integrated solutions embedded with smart, intuitive pre-built functionality, designed to meet the precise use-case requirements of insurers. Our software incorporates and integrates product definition templates and other key industry content from relevant third-parties (such as Insurance Services Office, Inc. and the National Council on Compensation Insurance) and regulatory bodies. Our in-depth understanding of the P&C insurance industry allows us to continue to address the various and evolving needs of carriers, thereby continuing to enhance their customer experiences.

•

Comprehensive, future-ready offerings. Our cohesive suite of enterprise-scale core system software is comprised of leading applications that are designed to meet the full range of our customers’ needs. We deliver upgrades that can be applied across our full suite, improving common functionality across our customers’ systems. We continuously update industry content, allowing our customers to efficiently keep pace with market and regulatory changes. We also develop and maintain supplementary proprietary content that allows our customers to define, sell and service complex insurance product lines in a single integrated environment.

•

Scalability for all carriers. Our solutions are designed to meet the most complex and sophisticated technology needs of the largest carriers but can also be scaled to cost-effectively serve the needs of smaller carriers.

•

Low-code configurability. Using low-code tools designed for ease, speed and accuracy, both technical and non-technical users can tailor our solutions to meet their business needs. These intuitive tools allow our customers to create new products and make changes to existing products and related workflows - without custom coding, accelerating speed to market and improving productivity. We also offer application and configuration tools for technical users who design and manage business processes, user interfaces and web applications.

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

•

Open architecture. Our Duck Creek Anywhere integration strategy provides fast, easy access to the third-party data and services that customers need. This is executed through a pool of APIs, integration methodologies and partner connectors, all designed to enable our customers to efficiently leverage the services that best match their strategies.

•

Unique insights. We enable insurers to use data as a strategic asset. Using Duck Creek Insights, carriers are able to efficiently gather a consolidated picture of their business across internal and third-party data sources (including data lakes, legacy systems, IoT, policy, claims, etc.), deliver critical information to execute business decisions and employ new methods of automated decision making.

•

Mission-focused organization. We are driven by our mission to empower carriers to extend and improve the coverage they provide to their customers and to enhance end-user experiences. This allows insurers to reimagine their operations and shape the future of insurance to provide every person and enterprise protection from life’s uncertainties. Our strong culture and organizational ethos, coupled with a management team that has decades of leadership in the insurance software industry and is actively involved in the development of our products, drives our company to continue to innovate and deliver high-quality tools and services to our customers.

Our Growth Strategy

We intend to extend our position as the leading provider of SaaS solutions for the core systems of the P&C insurance industry. The key components of our strategy are:

•

Growing our customer base. We believe there is substantial opportunity to continue to grow our customer base across the P&C insurance industry. We have over 150 insurance customers, which represents a relatively small portion of carriers both in North America and globally. We are investing in our sales and marketing force, specifically targeting key accounts and leveraging current customers as references.

•

Deepening relationships with our existing customers. In the past three years, in aggregate we have generated 62% of our bookings from sales to existing customers. In addition to pursuing new customers, we intend to leverage our track record of success with our existing customers by selling additional products and targeting new opportunities within these organizations. Many customers purchase our solutions to address a specific portion of their core system needs. We believe we will have the opportunity to further transition the remaining components of their core systems to our SaaS solutions and sell the Duck Creek Suite to additional business units within our customer base.

•

Expanding our partner ecosystem. We have a large and expanding network of partnerships that is comprised of third-party solution partners who provide complementary capabilities as well as third-party SIs and consulting partners provide implementation and other related services to our customers. These partners help us grow our business more efficiently by enhancing our sales force through co-marketing efforts and giving us the scale to service our expanding customer base. We continue to extend our network of partners to drive meaningful interest in, and adoption of, our products.

•

Continuing to innovate and add new solutions. We have made significant investments in research and development and intend to continue to do so. We are focused on enhancing the functionality and breadth of our current solutions as well as developing and launching new products and tools to address the evolving needs of the P&C insurance industry. For example, we introduced Anywhere Managed Integrations, which allows our customers to seamlessly connect with numerous popular third-party providers’ data and service solutions, such as Lexis Nexis, Verisk and Hyland, without having to bear the technical burden and higher cost of individually integrating them. We currently offer our customers 35 unique Anywhere Managed Integrations and counting.

•

Broadening our geographical presence. We believe there is significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We are broadening our global footprint and intend to establish a presence in additional international markets.

•

Transitioning our term and perpetual license customers to SaaS. Some of our customers use versions of our solutions that were purchased via perpetual or term licenses and these are typically installed on-premise. We will seek to transition these customers to our current SaaS solutions, which we believe will generate increased long-term economic value.

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

Our Products

Our customers purchase and deploy our solutions either individually for a specific P&C insurance process or as part of a combined suite to manage all aspects of the core P&C insurance lifecycle. Our portfolio includes the following core system products:

•

Duck Creek Policy. A full lifecycle solution for the development of products as well as quoting, binding and servicing policies across all channels, from agents and brokers to end-users. Duck Creek Policy maintains all the coverages, limits and exclusions that are used to create specific products. It also serves as the system of record for any endorsements, additions or changes for policies in force. We also offer Underwriting Workbench, an add-on module that extends the underwriting functionality of Duck Creek Policy by providing the ability to group quotes and policies into accounts, giving a holistic view of information relevant to underwriting.

•

Duck Creek Billing. A solution that provides core payment and invoicing capabilities (such as billing and collections, commission processing, disbursement management and general ledger capabilities) for all insurance lines and bill types. Our billing system allows insurers to implement unique business rules and handle flexible payment plans to meet customer expectations and address increasingly complex billing strategies and practices. Our technology and automation allows greater control over billing processes and better management of payment collections, which can improve our customers’ financial performance and customer service.

•

Duck Creek Claims. Supports the entire claims lifecycle from first notice of loss through investigation, payments, negotiations, reporting and closure. Effective claims management is integral to carriers’ profitability and has become increasingly complex, time-sensitive and data-dependent. Duck Creek Claims provides enhanced technology, enabling greater information sharing and collaboration as well as providing a configuration toolset that gives all users power over the application data, screens and processes.

We also offer the following products to further enable our customers to meet the challenges and increasing demands of the P&C insurance industry:

•

Duck Creek Rating. Duck Creek Rating can be implemented on a standalone basis or as a component of Duck Creek Policy. Duck Creek Rating gives insurers the ability to quickly develop new rates and models and delivers accurate quotes in real-time based on the complex rating algorithms that are unique to each carrier’s line of business. To remain competitive in today’s marketplace, insurers are re-evaluating the efficacy of their rating systems. Duck Creek Rating provides insurers more granular risk segmentation and greater pricing precision.

•

Duck Creek Insights. An insurance analytics solution that allows carriers to gather and analyze data from internal and external sources and facilitates rapid analysis and reporting in a single system. Duck Creek Insights allows carriers to use data as a strategic asset in real time, empowering them to quickly capture and leverage data across and beyond their organizations, deliver leaders and business users crucial information needed to execute intelligent actions and employ new methods of automated decision-making.

•

Duck Creek Digital Engagement. A family of offerings designed to provide intuitive, multi-channel digital interactions between P&C insurers and their agents, brokers and policyholders. Duck Creek Digital Engagement offers online digital applications, including our Duck Creek Producer, AgencyPortal, Turnstile and AgencyConnect tools.

•

Duck Creek Distribution Management. A solution that automates sales channel activities for agents and brokers, including producer onboarding, compliance and compensation management, thereby reducing time spent on manual processes. Duck Creek Distribution Management helps carriers stay compliant with distribution licensing and reporting while also offering insurers the ability to quickly and effectively change producer commission plans using simple configurations.

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

•

Duck Creek Industry Content. Provides pre-built content (including base business rules, product designs, rating algorithms, data capture screens and workflows) for specific insurance lines of business, such as commercial auto, inland marine and workers compensation. In offering Duck Creek Industry Content, we actively maintain and update approximately 700 web-based screens and 9,000 insurance forms across several industry standard bodies such as AAIS, ACORD, ISO and NCCI, which reduces the effort required by our customers to comply with these standards.

Our Unique Architecture: the Duck Creek Platform

Every insurer takes a distinct approach to designing the policies that they offers and the core business processes that they employ to support them. How a carrier chooses to assemble and rate the underlying elements of an insurance policy (such as the weighting ascribed to roof age for pricing a homeowner’s policy) represents its unique content configurations. For many carriers, these configurations have been built up over years of investment and development and represent a key competitive differentiator. These nuanced distinctions around coverages, limitations, rating factors and the data used to determine risk appetite and pricing can be the difference between a successful insurer and one facing losses. Additionally, the distinctive routing and handling of service decisions or claims triage can impact the cost and profitability of an insurer.

The Duck Creek Platform configuration layer serves as the development environment for carriers to create and modify insurance products (such as a commercial auto insurance policy), and the associated business rules and workflows that govern how insurance products are processed within a carrier, such as:

•

Product Design: the unique way in which carriers use individual data points (such as driving record and the make/model of a car) to design individual policies, including coverages, limits, pricing and deductibles, such as vanishing deductibles or pay-per-mile auto policies.

•

Business Rules: carrier-specific criteria, including the types of policies they will write, channel and distribution rules (such as giving underwriting authority to distribution partners), and customer-specific claims handling.

•	Workflows: the ways in which an individual insurer manages its back office operations (such as the unique processes for handling different types of claims).

The configuration layer is separated from our solutions and platform code, and this decoupling allows our customers to maintain their unique configurations even as technology advances and we provide upgrades. This architecture provides our customers several unique advantages:

Faster innovation cycles enabled by the inheritance model. A defining characteristic of the Duck Creek Platform is our inheritance model that enables carriers to create and re-use insurance products - and components of insurance products - in layers which are linked together dynamically. This approach enables carriers to create new insurance products with speed and consistency.

Using this inheritance model, insurers can create a new insurance product simply by adding a new layer or tailoring a specific component in an existing layer using low-code configuration. This ensures consistency in operations across a carrier’s products using the same common base layer, while also allowing them to make changes efficiently across many insurance products by changing a single component within a common layer.

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

Low-code configuration tools. Our low-code configuration tools allow technical and non-technical users alike to rapidly tailor our applications to meet their specific needs. These tools enable our customers to make meaningful changes to their products, processes or business rules with drag-and-drop authoring features and functionality without having to perform custom coding. This framework enables users to operate with speed while significantly reducing software development costs.

User Experience. Our Platform enables carriers to build differentiated user experiences. Using the Duck Creek Design System along with our low-code configuration tools, carriers can create experiences based on each user persona’s preferred engagement channel or deliver experiences designed using Duck Creek tools via third-party interfaces. The Duck Creek Design System encapsulates years of industry research distilled into a best practice library that supports the needs of the various users of core systems – from agents to customer service professionals to policyholders and others.

Anywhere Integrations. In today’s insurance market, every transaction, workflow and decision must be informed by as much data and knowledge as possible and leverage services from internal and external sources to complete end-to-end processes. Openness to integration with third-party services, including the ability to work with the expanding world of Insurtech services and evolving artificial intelligence and machine learning technology, is critical to carrier’s success. Through a robust set of REST APIs, integration accelerators and partner connectors, the open architecture of the Duck Creek Platform allows carriers to quickly and easily choose from myriad available services and provides them with the flexibility to leverage the tools and capabilities that best match their business strategy.

Our Customers

We have over 150 insurance customers, including the top five North American insurance carriers. Many of our customers serve multiple lines of insurance (including personal, commercial and specialty) and are leaders among each of these distinct categories. In addition, certain of our customers operate our solutions in multiple countries. Our customers, many of which we have had long-term relationships with, range from large national and multi-national carriers, such as Progressive, Liberty Mutual Insurance, AIG, The Hartford, Berkshire Hathaway Specialty Insurance, GEICO, and Munich Re Specialty Insurance to regional carriers, such as UPC Insurance, Farm Bureau Financial, Avant Mutual, IAT Insurance Group, and Mutual Benefit Group. Approximately 70 of our insurance customers use one or more of our SaaS products, including over 35 insurance customers that use our SaaS core system products.

When utilizing our solutions, products, and Platform, our customers benefit from increased agility, greater flexibility, and overall lower total cost of ownership.

Sales and Marketing

We have made significant investments in our sales and marketing efforts. As of August 31, 2021, our sales and marketing organization included 188 employees. The majority of our sales and marketing strategies are focused on driving SaaS bookings growth. Our Chief Marketing Officer and Chief Revenue Officer, together with our sales, marketing and executive teams, promote our global brand by working to cultivate long-term relationships with current and prospective customers and other key industry influencers in each of the geographies in which we are active.

We sell our solutions and services through a direct sales team, comprised of our inside sales team, territory-based sales directors, and solutions consultants. Our inside sales team focuses on initiating contact with prospective customers and generating interest in cross-selling opportunities with existing customers. Our territory-based sales directors oversee sales to new or existing customers, and as part of the sales and marketing process, engage our solution consultants. Our solution consultants possess deep insurance domain expertise and are also experts in the technical aspects of our solutions and customer implementations. They engage with customers to understand their specific business needs and present live demonstrations of our products tailored to address those needs. Our solution consultants play a critical role in demonstrating the robust and complex features of our applications and helping carriers build an understanding of how to successfully integrate the Duck Creek Platform into their operations.

Our partnerships are also an important aspect of our sales and marketing strategy. We have a broad partner ecosystem that includes third-party solution partners who provide complementary capabilities as well as third-party SIs who provide implementation and other related services to our customers. These partnerships provide additional market validation to our offerings, enhance our sales force through co-marketing efforts and offer greater speed and efficiency of implementation capabilities and related services to our customers. We have relationships with over 50 different companies and counting across a diverse set of services and offerings. These relationships include partnerships with leading SIs, such as Accenture, Capgemini, Cognizant and Mindtree. Since 2017, we have grown the number of professionals in Duck Creek practices within these delivery partners from approximately 700 to over 5,000. We also maintain relationships with leading technology companies and solution providers, such as Microsoft, Salesforce, Hyland, Verisk and Lexis Nexis, as well as Insurtech start-ups, such as Arity, Friss, SPLICE Software, and Cape Analytics. These partnerships enhance the value of our solutions and provide our customers additional end-to-end functionality.

We engage in a variety of traditional and online marketing activities designed to provide sales support, build brand recognition and enhance our reputation as an industry leader. Our marketing efforts help articulate our vision of how Duck Creek can shape the future of P&C insurance with affordable, flexible and open technology. Through our integrated marketing strategy we drive demand and brand recognition by leveraging digital advertising, search engine optimization, webinars, social media, thought leadership and various event-based marketing initiatives. We participate at industry conferences, are published frequently in the industry press and have active relationships with major industry analysts. Additionally, we host an annual user conference, Formation, where our customers both participate in and deliver presentations on a wide range of Duck Creek and insurance technology topics. Formation facilitates discussions among industry participants and serves as a great resource for tips on using our Platform and industry best practices. We also invite potential customers and partners to Formation as we believe customer references are a key component of driving new sales. We believe we are able to capitalize on the resulting network effect as we build goodwill through customer reviews and testimonials, word-of-mouth referrals, and references from other industry participants.

Research and Development

Our research and development efforts focus on enhancing our offerings, in particular our SaaS solutions, to help our customers improve their operations, drive greater digital engagement with their customers, agents, and brokers, and gather, store and analyze data to improve business decisions. As of August 31, 2021, our research and development team was comprised of 470 employees, including product management and.

We make meaningful investments in developing the product definitions engineering personnel and integrations necessary for our solutions to meet the market requirements of each P&C insurance line of business and country or state in which we market our solutions. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each region. We rely heavily on input from our customers in developing products that meet their needs. Our product management team leads our research and market validation efforts, and provides guidance to our management and engineering teams based on their collective domain expertise and in-depth knowledge and understanding of our customers, as well as their expertise in general technology advancements beyond the P&C insurance industry. As a result, our product management team engages regularly with customers, partners, and other industry participants, as well as our customer service, sales and marketing, and research and development organizations. Our product management team manages our development projects generally and serves to align separate functions within the company with a single strategic vision.

Our product and engineering teams are responsible for the design, development and testing of our products. They work together to launch new products and functionality as well as continuously enhance and support our existing products. These teams include both technology and insurance experts. We leverage a collaborative, team-based and test-driven approach to engineering so we can deliver new updates frequently. We believe that the pace of change in the P&C insurance industry requires a steady stream of continuous delivery of upgrades to our software solutions, which incrementally improve user experiences, core processes, and insurance products.

SaaS Operations, Security and Compliance

We invest significantly in our Duck Creek OnDemand operations team, which is one of the fastest growing elements of our business and is responsible for all aspects of service delivery for Duck Creek OnDemand. This includes full management of the network and cloud infrastructure that supports our applications as well as day-to-day management to ensure the availability of applications, including through triage and ticket management to support our customers. In addition, our security team, led by our Chief Information Security Officer, manages both security operations as well as policies to ensure that security is proactively built into our products and services. Our security and operations teams are based in our state-of-the-art SaaS Operations Center in Rosemont, Illinois, with additional team members located in geographies that enable around-the-clock coverage for critical customer operations. In addition to the investments we make in our security and operations teams, we continue to build on our technology tools and strong partner relationships, including our investments in best-in-class security and monitoring tools and our unique ongoing partnership with Microsoft’s Azure team, which helps us to provide the smooth and efficient operation of Duck Creek OnDemand.

Competition

The market for core system software for the P&C insurance industry is highly competitive and fragmented. Increased spending by carriers on software applications and the emergence of new platforms that have expanded from the modernization of core systems to include new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants to adopt more aggressive go-to-market strategies, improve existing products, introduce new ones, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the introduction of new models, products, and services, which fosters a highly competitive market. Additionally, existing relationships between potential customers and our competitors may make selling our solutions to such customers challenging due to the high costs and risk of business interruption associated with switching providers. Our current and future competitors vary in size and in the breadth and scope of the products and services they offer, and may be larger, have longer operating histories, or have greater available financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases. Our current principal competitors include, but are not limited to:

•

Internally Developed Technology and Software: Many large insurance companies have sufficient IT resources to develop and maintain proprietary internal systems, or to consider developing new custom systems. Often these in-house technology programs will be supported by large scale consulting firms such as IBM, Wipro, Cognizant, and others.

•	P&C Insurance Software Vendors: Vendors such as Guidewire, Insurity, Majesco, Sapiens and others provide software products that are specifically designed to meet the needs of insurers.
•	Horizontal Software Vendors: Vendors such as Oracle, SAP, Pegasystems and others provide software that can be customized to address the needs of insurers.
•	IT Services Firms: Firms such as DXC Technology, NTT Data and Tata Consultancy Services Limited offer software and systems that can be adapted for the P&C insurance industry.

We believe the principal competitive factors in our market include, but are not limited to:

•	Breadth and depth of product functionality,
•	Line of business support that fits the needs of each element of a carrier’s business,
•	Total cost of ownership,
•	Domain expertise in the P&C insurance industry,
•	Scalability, reliability and uptime of application,
•	Quality of implementation and collaborative customer service, including service and support staff for users,
•	Modern and intuitive technology and user experience,
•	Brand awareness, reputation and customer references,
•	Integration with a wide variety of third-party applications and systems.

Our ability to remain competitive in the geographies in which we are active will depend to a great extent upon our ongoing performance in these areas.

Intellectual Property

The software industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. Our success and ability to compete depend in part upon our ability to protect our proprietary technology and to establish and adequately protect our intellectual property rights. To accomplish these objectives, we rely on a combination of patent, trademark, copyright, and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections.

As of August 31, 2021, we owned 11 issued U.S. patents, one of which expired in October 2021. Our remaining 10 issued U.S. patents are scheduled to expire between December 2021 and January 2032. The competitive advantages from the rights granted under our patents and the exact protection these patents provide cannot be predicted with certainty. Our existing patents, and any future patents, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing upon these patents. We anticipate filing additional patent applications to protect our rights in the future to the extent that it would be beneficial and cost effective.

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

In addition, we seek to protect our intellectual property rights by entering into confidentiality and invention assignment agreements with our employees and contractors, as well as confidentiality agreements with third parties. Despite these precautions, it may be possible for unauthorized parties to copy or use our proprietary information to create products or services that compete with ours. Policing unauthorized use of our technology and intellectual property rights can be difficult. The enforcement of our intellectual property rights depends on any legal actions, which can be costly and time consuming, against infringers being successful, which may not always be the case even when our rights have been infringed.

Employees

As of August 31, 2021, we had 1,653 employees and 129 contingent employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good, and we focus heavily on employee engagement.

Regulations

The legal environment of cloud-based software businesses is evolving in the United States and other jurisdictions, and we are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm our business. These may involve privacy, data protection and personal information, content, intellectual property, data security, and data retention and deletion. In particular, we are subject to federal, state and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations or be more restrictive than those in the United States. United States federal and state (and foreign) laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Our customers upload to and store customer data in our cloud-based platform. This presents legal challenges to our business and operations, such as consumer privacy rights or intellectual property rights. Both in the United States and internationally, we must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed with our cloud-based platform as well as in the operation of our business. For example, the European Union’s GDPR, which became effective on May 25, 2018, has resulted and will continue to result in significantly greater compliance burdens and costs for companies with users and operations in the European Union. Under the GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenues of the infringer, whichever is greater, can be imposed for violations. The GDPR imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. Further, Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with GDPR and how data transfers to and from the United Kingdom will be regulated. In addition, the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, limits how we may collect and use personal data. The impact of this law on us and others in our industry is and will remain unclear until additional regulations are issued. The effects of the CCPA are potentially far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Non-compliance with these laws could result in penalties or significant legal liability. We have invested, and continue to invest, human and technology resources into our GDPR compliance efforts and our data privacy compliance efforts generally.

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

In March 2020, we implemented various measures to ensure the safety of our employees, customers and suppliers. Over a two-day period, we shifted 100% of our employee base to work from home; due to the success of our work from home program, we have since established a remote-first policy for all employees. Under this policy, employees can work from home but have the option to work out of physical office locations when they would like, pursuant to any governmental regulations or other pertinent guidance regarding workplace safety. Additionally, our operational model has enabled us to minimize the impact to sales productivity or delivery of our solutions to customers to date. Since shifting to working remotely, we have successfully completed several product live launches and initiated new projects applying a fully virtual model.

While the full impact of COVID-19 remains unknown and COVID-19 has impacted certain companies’ decisions regarding technology spending, we have not experienced a material disruption on our bookings or sales to date. For the fiscal year ended August 31, 2021, we generated growth of 23% in total revenue, 49% in subscription revenue and 21% in SaaS ARR (as defined below) as compared to the fiscal year 2020. For the fiscal year ended August 31, 2020, we generated growth of 24% in total revenue, 50% in subscription revenue and 85% in SaaS ARR (as defined below) as compared to the fiscal year ended August 31, 2019. Our ability to grow revenue within our existing customer accounts has remained strong, with a SaaS Net Dollar Retention Rate (as defined below) of 120.4% and 116.8% for the quarters ended August 31, 2021 and 2020, respectively. However, due to COVID-19 we delayed certain of our planned investments, primarily related to our international expansion initiatives.

As of August 31, 2021, we had $406.8 million of liquidity, including $185.7 million in cash and cash equivalents, $192.0 million in short-term investments, and $29.1 million of availability under our revolving credit facility.

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

Public health outbreaks, epidemics or pandemics, could materially and adversely impact our business. For example, the COVID-19 virus resulted in numerous countries, including the United States, declaring national emergencies with respect to COVID-19. The outbreak and the public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, included orders to shelter-in-place and restrictions on travel and permitted business operations. While certain of those restrictions have been relaxed, an increase in COVID-19 cases or variations thereof may result in the reimposition of such restrictive measures, which have resulted and continue to result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing outbreak has disrupted, and will likely continue to disrupt, the normal operations of many businesses, including our customers, as well as the ability of our technical support teams and sales force to travel to existing customers and new business prospects, and the operations of our customers and SI partners. While our business has not, to date, experienced a material disruption in bookings or sales from the COVID-19 pandemic, should the outbreak or variations thereof intensify, we may experience delays in services delivery, implementations, critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains. Additionally, we may incur increased costs in the future when employees return to work and we implement measures to ensure their safety.

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

The outbreak has also presented operational challenges, included those related to working remotely and self-imposed restrictions on international and domestic travel. We depend on key officers and employees; should any of them become ill and unable to work, it could impact our productivity and business continuity. Although we continue to monitor the situation and have adjusted our policies as more information and public health guidance become available, it is not possible for us to predict the duration or magnitude of these business disruptions and the adverse results of the outbreak, which ultimately will depend on many factors, including the speed and effectiveness of containment efforts throughout the world, including those related to the Delta and other variations of COVID-19. These disruptions could negatively affect our operations or internal controls over financial reporting and may require us to implement new processes, procedures and controls to respond to further changes in our business environment.

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

We have incurred net losses of $16.9 million, $29.9 million, and $16.9 million in fiscal 2021, 2020 and 2019, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

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

We have recently experienced strong growth in subscriptions to our SaaS solutions and, in particular, our subscription revenue has continued to increase in comparison with our license revenue for our term and perpetual licenses. Our subscription revenue grew 49% from $84.0 million to $125.3 million in fiscal 2021, in 2020 from $55.9 million in fiscal 2019, and 32% from $42.5 million in fiscal 2018.

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

Our revenue is dependent on orders from customers in the P&C insurance industry and a relatively small number of customers have historically accounted for a significant portion of our revenue. We have over 150 insurance customers. We had no single customer that accounted for over 10% of our total revenue in fiscal 2021 or 2020. We also assess customer concentration by combining customers that are under common control and considering them as one entity. On this basis we had no consolidated entities that represented more than 10% of our total revenue in fiscal 2021 and one consolidated entity that represented in excess of 11% of our total revenue in fiscal 2020. a large multinational corporation that does business with us through multiple subsidiaries at approximately 11%. While we expect this reliance to decrease over time, we expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, if we fail to successfully sell our solutions and professional services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our solutions or professional services, defer or cancel orders, fail to renew their subscription arrangements or license agreements or otherwise terminate their relationship with us, our business, results of operations and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period is for SaaS arrangements or maintenance and support and are ratable in nature, or if we fail to achieve the required performance criteria or service levels for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly. Some of our SaaS arrangements and license agreements with our customers can be canceled and not renewed by the customer after the expiration of the SaaS or license term, as applicable, on relatively short notice. Moreover, one of our SaaS customers has a right to terminate its contract with us at its discretion by providing notice and paying a termination fee based on a proportion of the remaining SaaS fees otherwise payable by that customer for the balance of the committed term of its contract, while one of our other SaaS customers has a right to terminate its contract with us at its discretion only during the first year of the committed term of its contract by providing notice and paying a termination fee equal to the SaaS fees otherwise payable by that customer for the balance of the first year of the committed term of its contract. In addition, another SaaS customer has the ability to elect during the last year of the committed term of its contract to discontinue its access to certain SaaS capabilities made available to it under such contract by providing notice and receiving up to an approximately 7% reduction in annual SaaS fees that would have otherwise been payable by that customer during the last year of the committed term of its contract. The loss of business from any of our significant customers, including from cancellations, could seriously harm our business, results of operations and financial condition.

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

Our professional services revenue was 38%, 44%, and 45% of total revenue for fiscal 2021, 2020 and 2019, respectively. Our professional services revenue produces lower gross margin percentages than our subscription revenue and license revenue. The gross margin percentages of our professional services revenue were 42%, 39%, and 44% for fiscal 2021, 2020 and 2019, respectively. The gross margin percentages for license revenue were 84%, 81%, and 86% for fiscal 2021, 2020 and 2019, respectively. The gross margin percentages for subscription revenue were 62%, 58%, 57% and for each of fiscal 2021, 2020 and 2019, respectively. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services but decrease as a percentage of total revenue. Any increase in the percentage of total revenue represented by professional services revenue would reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our professional service team’s involvement in new solutions, the rates we charge for our professional services, our ability to bill our customers for all time incurred to complete a project, and the extent to which SI partners are willing and able to provide services directly to customers. Erosion in our professional services margin percentages would also adversely affect our gross and operating margin percentages. Professional services margin percentages may erode for a period of time as we work to grow our business and overall revenue; for instance, professional services margin percentages may erode if we hire and train additional professional services personnel to support new solutions, if we require additional professional service personnel to support entry into new markets, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation due to the terms of the arrangement.

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

We expect to continue to grow, in part, by making targeted acquisitions. Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours, both domestically and globally. Our strategy also includes alliances with such companies. We have consummated several acquisitions over the past four years that were initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $48.5 million, or 19% of our total revenue in fiscal 2021, $44.1 million, or 21% of our total revenue in fiscal 2020, and $35.9 million, or 21% of our total revenue in fiscal 2019. Costs incurred in the preliminary design and development stages of our projects are generally expensed as incurred. Once a project has reached the application development stage, certain internal, external, direct and indirect costs may be subject to capitalization. Generally, costs are capitalized until the technology is available for its intended use. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, follow the same protocol for capitalization. Our future plans include significant investments to develop, improve and expand the functionality of our solutions. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, if at all.

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

We sell our solutions and professional services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal 2021, 2020 and 2019, 8%, 5%, and 5% of our revenue, respectively, was derived from outside of the United States. Revenue by geography is determined based on the country in which a customer contract is executed. Some of our contracts allow for usage of our solutions in multiple countries. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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

Brexit or other global events, such as the imposition of various trade tariffs, the COVID-19 pandemic and elections, may continue to create global economic, political and regulatory uncertainty not only in the United Kingdom, but in other regions in which we have significant operations. These conditions could cause our customers to reevaluate their decision to purchase our solutions and professional services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on IT, delaying or canceling IT projects, or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

We believe that our future growth will depend on the continued recruiting, retention and training of our direct sales team and their ability to obtain new customers and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of inside sales personnel and solution consultants. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. Remote working due to COVID or variations thereof could further slow the onboarding of direct sales team members. If we are unable to hire and develop a sufficient number of productive members of our sales team, sales of our solutions will suffer. Additionally, a decline in sales of our solutions will directly impact our professional services revenue since a reduction in sales of our SaaS solutions and software license products will reduce the need for implementation services related to such products. Any of these events could impede our growth and materially harm our business, results of operation and financial condition.

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

Also, to the extent that we hire personnel from competitors, we may be subject to allegations that such personnel have been improperly solicited or have divulged proprietary or other confidential information. In addition, we have a limited number of salespeople and the loss of several salespeople within a short period of time could have a negative impact on our sales efforts. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational and managerial requirements, or we may be required to pay increased compensation in order to do so.

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

Risks Related to Our Organizational Structure

Pursuant to the Stockholders’ Agreement, Apax and Accenture have significant influence through the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Apax’s and Accenture’s interests may conflict with ours or yours in the future.

Pursuant to the Stockholders’ Agreement, dated as of August 14, 2020, among us, Apax and Accenture (the “Stockholders’ Agreement”) we are required to take all necessary action to cause our board of directors to include individuals designated by Apax and Accenture with the number of directors so designated being subject to certain ownership thresholds. Apax and Accenture, individually, are required to vote all of their shares, and take all other necessary actions, to cause our board of directors to include the individuals designated as directors by Apax and Accenture (as applicable). For so long as Apax and Accenture continue to own a significant percentage of our common stock, Apax and Accenture, through their collective voting power and certain protective provisions, are able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. For example, each of Apax and Accenture have certain consent rights so long as such stockholder owns at least 5% of the outstanding equity securities of the Company that are not shares of our common stock awarded under the Company’s 2020 Omnibus Incentive Plan or other incentive equity plan. Accordingly, for such period of time, Apax and Accenture have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, Apax and Accenture are able to cause or prevent a change of control of us or a change in composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of voting power could deprive you of an opportunity to receive a premium for your shares of common stock as part of the sale of us and ultimately might affect the market price of our common stock.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Apax owns approximately 23.9% of our common stock and Accenture owns approximately 16.0% of our common stock. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Apax may not always coincide with our interests or the interests of our other stockholders. For example, Apax exercises significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, as amended (the “DGCL”), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Furthermore, pursuant to the Stockholders’ Agreement, Apax and Accenture have significant influence through the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders. For so long as Apax and Accenture continue to own a significant percentage of our common stock, Apax and Accenture, through their collective voting power and certain protective provisions, are able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile, which could result in losses for our stockholders.

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

We also have an aggregate of 151,186,768 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of the shares of common stock without any approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

  Pursuant to the Registration Rights Agreement, Apax, Accenture and certain of our other pre-IPO investors and their respective affiliates and permitted third-party transferees have the right, in certain circumstances, to require us to register their shares of our common stock under the Securities Act for sale into the public markets. Upon the effectiveness of such a registration statement, all shares covered by the registration statement will be freely transferable. See “Item 13. Certain relationships and related party transactions - Registration Rights Agreement.”

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

As a public company we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs resulting from public company reporting obligations under the Securities Act, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and regulations regarding corporate governance practices. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules of the SEC, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We have continued to hire additional accounting, finance, and other personnel in connection with efforts to comply with the requirements of being a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Pursuant to Sarbanes-Oxley Act Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with this filing of an Annual Report on Form 10-K. In order to maintain effective internal controls, we have allocated additional financial personnel and systems and continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Sarbanes-Oxley Act Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in 30,000 square feet of leased office space at 22 Boston Wharf Road, Boston, MA, pursuant to a lease that expires in 2028. We lease additional offices in Bolivar, Missouri; Rosemont, Illinois; Mumbai, India; as well as other regional offices outside the United States pursuant to leases that expire between 2021 and 2029. We do not own any real property. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available as needed on commercially reasonable terms.

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

On August 31, 2021, the last reported sale price of our common stock on the Nasdaq Global Select Market was $46.63 per share. As of August 31, 2021, we had 142 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from August 14, 2020 through August 31, 2021. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock made during the year ended August 31, 2021.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 31, 2020 - August 31, 2021	69,506	$44.26	—	—
Total	69,506	$44.26	—	—

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial data for the periods and as of the dates indicated.

The selected consolidated statement of operations for the years ended August 31, 2021, 2020 and 2019 and the selected consolidated balance sheet data as of August 31, 2021 and 2020 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. You should read the selected financial data presented below in conjunction with the information included under the heading “Item 7 -

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended August 31,
($ in thousands)	2021	2020	2019
Consolidated Statements of Operations Data
Total revenue	$260,350	$211,672	$171,273
Total cost of revenue	110,086	97,175	72,178
Total operating expenses	165,630	143,152	113,246
Loss from operations	(15,366)	(28,655)	(14,151)
Other income (expense), net	431	641	(565)
Interest expense, net	(100)	(356)	(1,030)
Loss before income taxes	(15,035)	(28,370)	(15,746)
Provision for income taxes	1,896	1,562	1,150
Net loss	$(16,931)	$(29,932)	$(16,896)
Consolidated Balance Sheets Data (at period end)
Cash and cash equivalents	185,657	$389,878	$11,999
Total current assets	451,071	449,334	58,514
Total assets	844,133	861,100	467,277
Total current liabilities	87,656	97,713	59,890
Total liabilities	113,395	127,343	78,211
Total stockholder's equity/redeemable partners’ interest	730,738	733,757	389,066

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the years ended August 31, 2021, 2020 and 2019, SaaS ACV bookings represented 97%, 96% and 86% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which approximately 70 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had no single customer that accounted for over 10% of our total revenue in fiscal 2021 or fiscal 2020 but one consolidated entity that represented approximately 11% of our total revenue for fiscal 2020. This consolidated entity is a large multinational corporation that does business with us through multiple subsidiaries. In fiscal 2019, a single customer, State Farm, accounted for 10% of our total revenue and the same multinational corporation was the one consolidated entity that represented approximately 13% of our total revenue in fiscal 2019.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the fiscal years ended August 31, 2021, 2020 and 2019, subscription revenue was 77%, 71% and 60% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results in future periods. Our term license revenue accounted for 8%, 8%, and 13% of software revenue during fiscal 2021, 2020 and 2019, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $54.1 million, $50.3 million, and $40.2 million in fiscal 2021, 2020 and 2019, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our new SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team is the fastest growing component of our cost of subscription revenue. Our cost of subscription revenue totaled $47.3 million, $34.9 million, and $24.2 million in fiscal 2021, 2020 and 2019.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $48.5 million, $44.1 million, and $35.9 million in fiscal 2021, 2020 and 2019, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Pursuing acquisitions. We have acquired and successfully integrated several businesses complementary to our own to enhance our software and technology capabilities. We intend to continue to pursue targeted acquisitions that further complement our product portfolio or provide us access to new markets. For example, in August 2016, we acquired Agencyport Software, a provider of intuitive, digital experiences between carriers and their agents, brokers, consumers and policyholders; in January 2017, we acquired Yodil, LLC, a pioneer in insurance data management solutions; in October 2018, we acquired Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem; and in June 2019, we acquired the CedeRight Products business, a provider of reinsurance management software, from DataCede LLC. As a result of the contributions of these businesses and any future businesses we may acquire, our results of operations may not be comparable between periods. For fiscal 2021 and 2020, we did not engage in any acquisition activity. In fiscal 2019 cash consideration for acquisitions was $11.6 million.

Mix of Professional Services Revenue. Our professional services teams ensure the successful configuration and integration of our solutions, and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment, and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. For the fiscal 2021, 2020 and 2019, our professional services revenue was $98.6 million, or 38% of total revenue, $94.1 million, 44% of total revenue, and $77.7 million, 45% of total revenue respectively.

COVID-19 Expenses. In March 2020, we implemented various measures in response to the ongoing COVID-19 pandemic to ensure the safety of our employees. Over a two-day period, we shifted 100% of our employee base to work from home and suspended international and domestic travel. This policy remained largely in place throughout fiscal year 2021, with only certain exceptions being made on a case-by-case basis. As a result, our travel-related expenses decreased from fiscal year 2020 to 2021.

Due to the success of our work from home program, we have established a remote-first policy for all employees. Under this policy, employees can work from home but have the option to work out of physical office locations when they would like.

Share-based Compensation. In fiscal 2020, we had a high level of share-based compensation expense that was primarily driven by our IPO. For fiscal 2021, share-based compensation decreased due to the normalization of expense commensurate with employees continuing to vest in their awards over requisite service periods.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 77%, 71% and 60% of software revenue during fiscal 2021, 2020 and 2019, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect volatility across reporting periods for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 8%, 8% and 15% of software revenue during fiscal 2021, 2020 and 2019.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 15%, 20% and 26% of software revenue during fiscal 2021, 2020 and 2019, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 38%, 44% and 45% of our total revenue during fiscal 2021, 2020 and 2019, respectively.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs, including costs related to our Formation conference (held annually, when possible) and amortization of acquired intangible assets related to customer relationships. Due to COVID-19, we did not hold our annual Formation conference in person during fiscal years 2020 or 2021; however, we developed a virtual customer conference model (called vFormation) that allowed us to effectively engage with customers online. While we expect our sales and marketing expenses to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth, we also anticipate that sales and marketing expenses will remain relatively consistent as a percentage of total revenue.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel-related costs for our executive, finance, human resources, information technology and legal functions, including salaries and other direct personnel-related costs. Additional expenses include professional fees, amortization of acquired trademarks, tradenames and domain name intangible assets, insurance and acquisition-related costs. While we expect other general and administrative expense to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth and as a result of our becoming a public company, we also anticipate that general and administrative expenses will decrease as a percentage of total revenue over time.

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

Results of Operations

Comparison of Fiscal Years Ended August 31, 2021, 2020 and 2019

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Year Ended August 31,
(dollars in thousands)	2021		2020		2019
		Percent of Total Revenue		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$125,267	48%	$83,999	40%	$55,909	33%
License	12,171	5	9,914	5	13,776	8
Maintenance and support	24,285	9	23,680	11	23,896	14
Professional services	98,627	38	94,079	44	77,692	45
Total revenue	260,350	100	211,672	100	171,273	100
Cost of revenue
Subscription	47,266	18	34,902	16	24,199	14
License	1,888	1	1,853	1	1,970	1
Maintenance and support	3,410	1	3,338	2	2,781	2
Professional services	57,522	22	57,082	27	43,228	25
Total cost of revenue	110,086	42	97,175	46	72,178	42
Gross margins	150,264	58	114,497	54	99,095	58
Operating expenses
Research and development	48,549	19	44,052	21	35,936	21
Sales and marketing	54,124	21	50,305	24	40,189	23
General and administrative	62,664	24	48,662	23	36,493	21
Change in fair value of contingent consideration	293	—	133	—	628	—
Total operating expense	165,630	64	143,152	68	113,246	66
Loss from operations	(15,366)	(6)	(28,655)	(14)	(14,151)	(8)
Other income (expense), net	431	—	641	—	(565)	—
Interest expense, net	(100)	—	(356)	—	(1,030)	(1)
Loss before income taxes	(15,035)	(6)	(28,370)	(14)	(15,746)	(9)
Provision for income taxes	1,896	1	1,562	—	1,150	1
Net loss	$(16,931)	(7)%	$(29,932)	(14)%	$(16,896)	(9)%

Revenue

Subscription

Fiscal 2021 Compared to Fiscal 2020. Subscription revenue increased $41.3 million, or 49%, in fiscal 2021 versus fiscal 2020 due to a combination of sales to new customers and increased revenue generated from existing customers. This increase includes the full year impact of prior year sales, sales of new services to existing customers and contractual growth.

Fiscal 2020 Compared to Fiscal 2019. Subscription revenue increased $28.1 million, or 50%, in fiscal 2020 versus fiscal 2019 due to a combination of sales to new customers and increased revenue generated from existing customers, which includes full year impact of prior year sales, sales of new services to existing customers and contractual growth.

License

Fiscal 2021 Compared to Fiscal 2020. License revenue increased $2.3 million, or 23%, in fiscal 2021 versus fiscal 2020 primarily due to an increase in new product licenses and license renewals for existing customers.

Fiscal 2020 Compared to Fiscal 2019. License revenue decreased $3.9 million, or (28%), in fiscal 2020 versus fiscal 2019 primarily due to a decrease in multi-year license deals and fees related to growth in DWP for license customers as a result of our shift to selling our SaaS solutions to new customers.

Maintenance and Support

Fiscal 2021 Compared to Fiscal 2020. Maintenance and support revenue increased $0.6 million, or 3%, in fiscal 2021 versus fiscal 2020 primarily due to a decrease in backlog revenue amortization, a contra-revenue purchase accounting adjustment.

Fiscal 2020 Compared to Fiscal 2019. Maintenance and support revenue decreased $0.2 million, or (1%), in fiscal 2020 versus fiscal 2019 primarily due to the conversion of license contract customers to SaaS customers in the previous fiscal year.

Professional services

Fiscal 2021 Compared to Fiscal 2020. Professional services revenue increased $4.5 million, or 5%, in fiscal 2021 versus fiscal 2020 primarily due to growth of our existing software customer base and new customer implementations.

Fiscal 2020 Compared to Fiscal 2019. Professional services revenue increased $16.4 million, or 21%, in fiscal 2020 versus fiscal 2019 primarily due to growth of our existing software customer base and new customer implementations.

Cost of Revenue

Fiscal 2021 Compared to Fiscal 2020. Cost of revenue increased $12.9 million, or 13%, in fiscal 2021 versus fiscal 2020.

Fiscal 2020 Compared to Fiscal 2019. Cost of revenue increased $25.0 million, or 35%, in fiscal 2020 versus fiscal 2019.

Cost of Subscriptions

Fiscal 2021 Compared to Fiscal 2020. Cost of subscription revenue increased $12.4 million, or 35%, in fiscal 2021 versus fiscal 2020 primarily due to an increase in SaaS customers, and is primarily comprised of a $4.9 million increase in hosting costs, a $4.3 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $1.4 million increase in amortization expense associated with capitalized internal-use software costs, a $1.3 million increase in professional service fees, and a $1.0 million increase in computer hardware and software costs. These increases were offset by a $0.4 million decrease in recruiting expenses and a $0.2 million decrease in contingent labor.

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

Cost of License

Fiscal 2021 Compared to Fiscal 2020. Cost of license revenue increased 2% in fiscal 2021 versus fiscal 2020 primarily due to an increase in royalties paid to third parties resulting from the increase in license revenue.

Fiscal 2020 Compared to Fiscal 2019. Cost of license revenue decreased $0.1 million, or (6%), in fiscal 2020 versus fiscal 2019 primarily due to a decrease in royalties paid to third-parties resulting from an increase in license revenue.

Cost of Maintenance and Support

Fiscal 2021 Compared to Fiscal 2020. Cost of maintenance and support revenue increased 2% in fiscal 2021 versus fiscal 2020 primarily due to an increase in personnel-related costs supporting our term and perpetual license customers.

Fiscal 2020 Compared to Fiscal 2019. Cost of maintenance and support revenue increased $0.6 million or 20% in fiscal 2020 versus fiscal 2019 primarily due to a shift in the mix of personnel (onshore resources versus offshore resources) supporting our term and perpetual license customers.

Cost of Professional Services

Fiscal 2021 Compared to Fiscal 2020. Cost of professional services revenue increased $0.4 million, or 1%, in fiscal 2021 versus fiscal 2020 primarily due to a $4.6 million increase in salaries and other payroll related costs resulting from increased professional services headcount, partially offset by a $1.4 million decrease in travel and entertainment expenses and a $0.8 million decrease in contingent labor. Share-based compensation decreased $2.0 million in fiscal 2021 versus fiscal 2020.

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

Gross Margins

Fiscal 2021 Compared to Fiscal 2020. Gross margins increased $35.8 million, or 31%, in fiscal 2021 versus fiscal 2020, primarily due to a $28.9 million increase in subscription gross margin and a $4.1 million increase in professional services margin, an increase of $2.2 million in license gross margin and a $0.5 million increase in maintenance and support gross margin. Our gross margin percentage increased from 54% in fiscal 2020 to 58% in fiscal 2021 due to increases in gross margin percentages across all our revenue categories.

Fiscal 2020 Compared to Fiscal 2019. Gross margins increased $15.4 million, or 16%, in fiscal 2020 versus fiscal 2019, primarily due to a $17.4 million increase in subscription gross margin and a $2.5 million increase in professional services margin, partially offset by a $3.7 million decrease in license gross margin and a $0.8 million decrease in maintenance and support gross margin. Our gross margin percentage decreased from 58% in fiscal 2019 to 54% in fiscal 2020. This is primarily due to decreases in license gross margin percentage, professional services gross margin percentage, and maintenance and support gross margin percentage, partially offset by an increase in subscription gross margin percentage.

Operating Expenses

Research and Development Expense

Fiscal 2021 Compared to Fiscal 2020. Research and development expense increased $4.5 million, or 10%, in fiscal 2021 versus fiscal 2020 primarily due to a $4.3 million increase in salaries and salary-related costs from increased headcount, a $2.0 million decrease in capitalized internal-use software costs, a $0.5 million increase in hosting costs, and a $0.2 million increase in contingent labor. These increases were partially offset by a $2.1 million decrease in share-based compensation expense, a $0.3 million reduction in travel and entertainment expenses after the start of COVID-19 pandemic, and a $0.1 million reduction in recruiting expenses.

Fiscal 2020 Compared to Fiscal 2019. Research and development expense increased $8.1 million, or 23%, in fiscal 2020 versus fiscal 2019 primarily due to a $3.7 million increase in share-based compensation expense related to employee stock options and Phantom Unit settlements as part of the Company’s Reorganization Transactions in conjunction with the IPO, a $1.9 million increase in bonus expense and a $3.6 decrease in cost reimbursements received by a third party due to the completion of a research and development project in late 2019. These increases were partially offset by a $0.7 million reduction in consulting fees and a $0.3 million reduction in travel and entertainment expenses.

Sales and Marketing Expense

Fiscal 2021 Compared to Fiscal 2020. Sales and marketing expense increased $3.8 million, or 8%, in fiscal 2021 versus fiscal 2020 primarily due to a $5.2 million increase in salaries and payroll-related costs from increased headcount, a $1.7 million increase in marketing programs, and a $0.6 million increase in sales commissions, partially offset by a $2.4 million decrease in share-based compensation, and a $1.3 million decrease in travel and entertainment expenses.

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

General and Administrative Expense

Fiscal 2021 Compared to Fiscal 2020. General and administrative expense increased $14.0 million, or 29%, in fiscal 2021 versus fiscal 2020 primarily due to a $5.5 million increase in insurance expense as a result of becoming a public company, a $4.1 million increase in professional fees, due in part to costs associated with becoming a public company, a $2.4 million increase in salaries and payroll-related costs, $1.5 million in legal and audit fees related to the secondary offering of our common stock in the first quarter, a $1.0 million increase in bad debt expense, a $0.4 million increase in computer software costs, a $0.4 million increase in facilities cost mainly due to an increase in property taxes, a $0.4 million increase in recruiting expenses, a $0.3 million increase in business taxes and licenses, and a $0.2 million increase in contingent labor. These increases were offset by a $1.8 million decrease in share-based compensation, and a $0.4 million reduction in travel and entertainment expenses.

Fiscal 2020 Compared to Fiscal 2019. General and administrative expense increased $12.2 million, or 33%, in fiscal 2020 versus fiscal 2019 primarily due to $5.2 million increase in share-based compensation expense related to employee stock options and Phantom Unit settlements as part of the Reorganization Transactions in conjunction with the IPO, a $3.6 million increase in salaries and payroll-related costs, a $2.8 million increase in facilities cost due to the impairment of right of use assets and leasehold improvements associated with the closure or downsizing of two of our offices in the U.S., a $0.6 million increase in insurance, and a $0.5 million increase in computer software costs. These increases were offset by a $0.6 million decrease in contingent labor.

Change in Fair Value of Contingent Consideration

Fiscal 2021 Compared to Fiscal 2020. In fiscal 2021, a $0.2 million loss was recognized primarily due to the change in fair value of contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management).

Fiscal 2020 Compared to Fiscal 2019. In fiscal 2020, a $0.1 million gain was recognized primarily due to the change in fair value of contingent consideration related to the acquisition of Outline Systems (now Duck Creek Distribution Management).

Other Income (Expense), Net

Fiscal 2021 Compared to Fiscal 2020. Other income (expense) decreased $0.2 million in fiscal 2021 versus fiscal 2020, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar, partially offset by a $0.5 million gain on the derecognition of a lease liability resulting from a sublease transaction.

Fiscal 2020 Compared to Fiscal 2019. Other income (expense) grew $1.2 million in fiscal 2020 versus fiscal 2019, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Expense, Net

Fiscal 2021 Compared to Fiscal 2020. Interest expense, net decreased $0.3 million in fiscal 2021 versus fiscal 2020 primarily due to no outstanding net revolver borrowings during fiscal 2021. In fiscal 2021, interest expense consists of fees paid to maintain the revolving credit facility. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments, not present in prior year.

Fiscal 2020 Compared to Fiscal 2019. Interest expense, net decreased $0.7 million in fiscal 2020 versus fiscal 2019 primarily due to lower net revolver borrowing costs.

Provision for Income Taxes

Fiscal 2021 Compared to Fiscal 2020. Provision for income taxes increased by $0.3 million in fiscal 2021 versus fiscal 2020 primarily due to due to the impact of higher profits in foreign subsidiaries.

Fiscal 2020 Compared to Fiscal 2019. Provision for income taxes increased by $0.4 million in fiscal 2020 versus fiscal 2019 primarily due to an increase in the deferred tax benefit in foreign entities.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash provided by operating activities and our revolving credit facility. As of August 31, 2021, we had $185.7 million in cash and cash equivalents, $192.0 million of short-term investments, no outstanding borrowings under our revolving credit facility and $0.9 million of outstanding letters of credit. We had $29.1 million of principal borrowing availability under our revolving credit facility. While we believe our existing cash and cash equivalents, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months, the extent to which COVID-19 could impact our business, financial condition, results of operations and cash flows in the short- and medium-term cannot be predicted with certainty. Although we did not experience significant disruptions to our business in 2020 and 2021 from COVID-19, we and our industry as a whole may experience a greater impact going forward. To the extent COVID-19 has resulted in any increase to our cash and cash equivalents, including as a result of any decreases in sales and market expenses described above, such increase could be temporary. Additionally, on a longer term basis, we may not be able to accurately predict the effect of COVID-19 on our future financing requirements, which will depend on our primary cash needs that could be affected by many factors, including the number of new customers that we obtain, the renewal activity of our existing customers and our ability to both cross-sell additional functionality to our existing customers and to encourage our existing customers to adopt our SaaS solutions, the timing and extent of our research and development spending and the expansion of our sales and marketing activities. We may also face unexpected costs in connection with our business operations, including in connection with the ongoing implementation of our COVID-19 related policies and procedures. Any of the above could have a material adverse effect on our business, financial condition, results of operations and cash flows and require us to seek additional sources of liquidity and capital resources. For additional information regarding the impact of COVID-19 on the Company, see “Item 1A. Risk Factors—Public health outbreaks, epidemics or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition”. In addition, at any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could also require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of August 31, 2021, $25.2 million of cash was held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intention to indefinitely reinvest these funds outside the United States.

Summary of Cash Flows for the Fiscal Years Ended August 31, 2021, 2020 and 2019

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended August 31,
($ in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(8,686)	$25,725	$14,833
Net cash used in investing activities	(194,211)	(6,747)	(19,911)
Net cash (used in) provided by financing activities	(1,324)	358,901	3,198
Net (decrease) increase in cash and cash equivalents	(204,221)	377,879	(1,880)
Cash and cash equivalents – beginning of period	389,878	11,999	13,879
Cash and cash equivalents – end of period	$185,657	$389,878	$11,999

Operating Activities

We used $8.7 million of cash in operating activities during fiscal 2021, resulting from our net income, after excluding the impact of non-cash charges, of $20.8 million and $29.5 million of cash used in working capital activities. Cash used in working capital activities during fiscal 2021 was primarily due to an increase in accounts receivable and unbilled revenue of $10.8 million, a decrease in accrued liabilities of $3.2 million, and $9.2 million of accrued Phantom Unit settlements.

We generated $25.7 million of cash from operating activities during fiscal 2020, primarily resulting from our net income, after excluding the impact of non-cash charges, of $14.6 million and $11.2 million of cash generated by working capital activities. Cash generated by working capital activities during fiscal 2020 was primarily due to an increase in accrued liabilities with third-party software vendors, accrued annual bonuses and accrued Phantom Unit settlements.

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

Investing Activities

Net cash used in investing activities consists of business acquisitions, purchases of property and equipment, capitalization of internal use software costs, and investments in short-term, government-backed securities.

We used $194.2 million of cash in investing activities during fiscal 2021. During the second quarter of 2021, we invested $287.9 million of the cash received in the IPO in short-term, government-backed securities. Of these investments, $95.9 million matured during the year ended August 31, 2021. Such investing and maturities did not occur in the prior year period. In the year ended August 31, 2021, we spent approximately $1.4 million on purchases of property, plant and equipment, compared to $3.9 million during the year ended August 31, 2020. Additionally, our capitalized costs for internal use software were $1.9 million less during the year ended August 31, 2021 compared to the prior year period.

We used $6.7 million of cash in investing activities during fiscal 2020 primarily related to purchases of property and equipment of $3.9 million and capitalized internal use-software costs of $2.9 million.

We used $19.9 million of cash in investing activities during fiscal 2019 primarily related to our acquisition of Outline Systems LLC for cash consideration of $9.8 million, our acquisition of the CedeRight Products business for cash consideration of $1.8 million, purchases of property and equipment of $5.3 million and capitalized internal-use software costs of $3.0 million.

Financing Activities

We used $1.3 million in financing activities during fiscal 2021, compared to cash generated from financing activities of $358.9 million during the year ended August 31, 2020. Cash used in financing activities during the year ended August 31, 2021 primarily related to $3.7 million in payments of deferred IPO costs, $3.1 million to repurchase treasury stock in settlement of employee tax liabilities resulting from the vesting of Restricted Stock Awards, a $1.9 million payment of contingent earnout liability and a $0.2 million payment for deferred Class E units offering costs.  These payments were offset by net proceeds of $3.5 million from the February 2021 follow-on offering and $4.1 million received from stock option exercises.

We generated $358.9 million of cash in financing activities during fiscal 2020, primarily related to the net proceeds of $433.7 million from the IPO and $438.8 million from the issuance of Class E units prior to the IPO, partially offset by $505.8 million in redemption costs. Other financing activities consisted of borrowings under our revolving credit facility of $5.0 million offset by payments of principal on our revolving credit facility of $9.0 million.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $16.9 million, $11.7 million, and $6.8 million for fiscal 2021, 2020 and 2019, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2021	2020	2019
GAAP Net Loss	$(16,931)	$(29,932)	$(16,896)
Provision for income taxes	1,896	1,562	1,150
Other (income) expense	(431)	(641)	565
Interest expense, net	100	356	1,030
Depreciation of property and equipment	3,136	3,143	2,398
Amortization of intangible assets	15,954	15,975	15,884
Share-based compensation expense	12,877	21,108	2,070
Change in fair value of contingent earnout liability	293	133	628
Adjusted EBITDA	$16,894	$11,704	$6,829
Adjusted EBITDA as a percent of total revenue	6%	6%	4%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was $(11.0) million, $19.0 million, and $6.6 million for fiscal 2021, 2020 and 2019, respectively. A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(8,686)	$25,725	$14,833
Purchases of property and equipment	(1,355)	(3,854)	(5,314)
Capitalized internal-use software	(926)	(2,893)	(2,956)
Free Cash Flow	$(10,967)	$18,978	$6,563

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $160.2 million, $125.1 million, and $103.9 million for fiscal 2021, 2020 and 2019, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2021	2020	2019
GAAP Gross Margin	$150,264	$114,497	$99,095
Share-based compensation expense	3,166	5,125	152
Amortization of intangible assets	4,724	4,746	4,680
Amortization of capitalized internal-use software	2,040	703	—
Non-GAAP Gross Margin	$160,194	$125,071	$103,927

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was 13.8 million, $8.6 million, and $4.4 million for fiscal 2021, 2020 and 2019, respectively. A reconciliations of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2021	2020	2019
GAAP Loss from Operations	$(15,366)	$(28,655)	$(14,151)
Share-based compensation expense	12,877	21,108	2,070
Amortization of intangible assets	15,954	15,975	15,884
Change in fair value of contingent earnout liability	293	133	628
Non-GAAP Income from Operations	$13,758	$8,561	$4,431

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before amortization of share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $10.7 million, $6.7 million, and $2.2 million for fiscal 2021, 2020 and 2019, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2021	Per Share	2020	2019
GAAP Net Loss (1)	$(16,931)	$(0.13)	$(29,932)	$(16,896)
Add: GAAP tax provision	1,896		1,562	$1,150
GAAP pre-tax loss	(15,035)		(28,370)	(15,746)
Share-based compensation expense	12,877		21,108	2,070
Amortization of intangible assets	15,954		15,975	15,884
Change in fair value of contingent earnout liability	293		133	628
Non-GAAP pre-tax income	14,089		8,846	2,836
Non-GAAP tax provision applied at a 24% tax rate (2)	3,381		2,123	681
Non-GAAP Net Income (1)	$10,708	$0.08	$6,723	$2,155

Shares used in computing Non-GAAP income per share amounts:(1)
GAAP weighted-average shares - basic and diluted	131,114,791		—	—
Non-GAAP dilutive shares excluded from GAAP loss per share calculation	3,022,585		—	—
Non-GAAP weighted-average shares - diluted	134,137,376		—	—

1)

Prior to the Company’s initial public offering in August 2020, there were no shares of common stock outstanding, and the membership structure of the Company consisted of limited partnership units. GAAP and Non-GAAP earnings per share for fiscal year 2020 has not been presented as it resulted in a value that would not be meaningful to the users of these financial statements because it only reflected the operations of the Company for the 17-day period subsequent to the IPO.

2)

Our GAAP tax provision is primarily related to state taxes and income taxes in profitable foreign jurisdictions.  We maintain a full valuation allowance against our deferred tax assets in the U.S.  For purposes of determining our Non-GAAP Net Income, we have applied a tax rate of 24% which represents our estimated effective tax rate once we are profitable on a GAAP basis.

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 120%, 117%, and 114% for fiscal 2021, 2020, and 2019, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $135.3 million, $95.6 million, and $51.7 million, for fiscal 2021, 2020, and 2019, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Contractual Obligations

The following summarizes our contractual obligations as of August 31, 2021:

		Fiscal Year Ended August 31,
($ in thousands)	Total	2022	2023	2024	2025	Thereafter
Operating lease obligations(1)	$28,718	$5,112	$5,062	$5,083	$4,648	$8,813
Debt obligations(2)	—	—	—	—	—	—
Contingent earn-out(3)	5,462	5,462	—	—	—	—
Purchase obligations(4)	15,360	9,828	5,452	74	6	—
Total	$49,540	$20,402	$10,514	$5,157	$4,654	$8,813

(1)

We lease our facilities under operating lease agreements that expire at various dates through 2028. Rent expenses for leased facilities of $4.8 million, $4.9 million, and $4.4 million were recognized for fiscal 2021, 2020 and 2019, respectively.

(2)

Our debt consists of borrowings under our revolving credit facility, and two irrevocable standby letters of credit against our revolving credit facility. As of August 31, 2021, we had no outstanding borrowing under our revolving credit facility and had $29.1 million principal amount of availability under our revolving credit facility.

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

The credit agreement contains a number of customary restrictive covenants, including limits on additional indebtedness, the creation of liens and limits on making certain investments. Limits on our revolving credit facility also require compliance with the following ratios: maintaining a minimum level of consolidated EBITDA (ranging from $5.0 million to $12.0 million depending on the applicable four quarter period), and maintaining a leverage ratio that does not exceed 3.25:1.00. We were in compliance with these financial and nonfinancial covenants as of August 31, 2021.

We incurred $0.3 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to interest expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of August 31, 2021 or 2020.

On October 22, 2021, the revolving credit facility was amended resulting in an extension of the maturity date to October 22, 2026, an increase in the borrowing capacity from $30.0 million to $45.0 million and the removal of the financial covenant relating to consolidated EBITDA.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in fiscal 2021, 2020 or 2019.

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

Revenue Recognition

Revenue recognition requires judgment and the use of estimates, especially in evaluating non-standard terms related to subscription arrangements with customers and their effect on recorded revenue.

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

Interest Rate Risk

As of August 31, 2021, our cash balance did not include any cash equivalents or restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Duck Creek Technologies, Inc. and subsidiaries (the Company) as of August 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/redeemable partners’ interest and partners’ capital, and cash flows for each of the years in the three-year period ended August 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of September 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of revenue contracts with non-standard terms

As discussed in Note 2 to the consolidated financial statements, revenue was derived from sales of hosted software services under subscription arrangements, software licenses, maintenance and support services, and professional services.  The Company recognized total revenue of $260.4 million for the year ended August 31, 2021. Of this amount, $125.3 million related to sales of subscription arrangements.  Subscription arrangements generally have terms of three to seven years and are generally payable on a monthly basis over the contract term. Revenue for subscription arrangements is recognized ratably using contractual direct written premium as the measure of progress.

We identified the sufficiency of audit evidence over revenue contracts with non-standard terms related to subscription arrangements as a critical audit matter. This matter required a higher degree of auditor judgment to determine the nature and extent of procedures to perform over non-standard terms in contracts and amendments.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over subscription arrangement revenue. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s subscription arrangement revenue process relating to the identification of non-standard contract terms. For a sample of revenue transactions, we developed expectations of the revenue recognized based on the terms in contracts and amendments and compared them to the amounts recorded by the Company. We also evaluated the overall sufficiency of the audit evidence over revenue by assessing the results of our procedures.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts
October 29, 2021

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

	As of August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$185,657	$389,878
Short-term investments	191,981	—
Accounts receivable, net	34,629	29,149
Unbilled revenue	24,423	18,121
Prepaid expenses and other current assets	14,381	12,186
Total current assets	451,071	449,334
Property and equipment, net	14,305	18,113
Operating lease assets	17,798	18,171
Goodwill	272,455	272,455
Intangible assets, net	65,359	81,687
Deferred tax assets	2,331	1,550
Unbilled revenue, net of current portion	1,401	3,487
Other assets	19,413	16,303
Total assets	$844,133	$861,100
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,070	$1,802
Accrued liabilities	46,437	58,202
Contingent earnout liability	5,462	3,701
Lease liability	4,110	3,611
Deferred revenue	29,577	30,397
Total current liabilities	87,656	97,713
Contingent earnout liability, net of current portion	—	3,391
Lease liability, net of current portion	21,273	21,739
Deferred revenue, net of current portion	—	379
Other long-term liabilities	4,466	4,121
Total liabilities	113,395	127,343
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 133,269,301 shares issued and 130,713,745 shares outstanding at August 31, 2020, 300,000,000 shares authorized at August 31, 2021 and August 31, 2020, par value $0.01 per share	1,346	1,333
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at August 31, 2021 and August 31, 2020, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,625,062 shares at August 31, 2021 and 2,555,556 shares at August 31, 2020	(67,764)	(64,688)
Accumulated deficit	(41,265)	(24,334)
Accumulated other comprehensive income	64	—
Additional paid in capital	838,357	821,446
Total stockholders' equity	730,738	733,757
Total liabilities and stockholders' equity	$844,133	$861,100

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share information)

	Year Ended August 31,
	2021	2020	2019
Revenue:
Subscription	$125,267	$83,999	$55,909
License	12,171	9,914	13,776
Maintenance and support	24,285	23,680	23,896
Professional services	98,627	94,079	77,692
Total revenue	260,350	211,672	171,273
Cost of revenue:
Subscription	47,266	34,902	24,199
License	1,888	1,853	1,970
Maintenance and support	3,410	3,338	2,781
Professional services	57,522	57,082	43,228
Total cost of revenue	110,086	97,175	72,178
Gross margin	150,264	114,497	99,095
Operating expenses:
Research and development	48,549	44,052	35,936
Sales and marketing	54,124	50,305	40,189
General and administrative	62,664	48,662	36,493
Change in fair value of contingent consideration	293	133	628
Total operating expenses	165,630	143,152	113,246
Loss from operations	(15,366)	(28,655)	(14,151)
Other income (expense), net	431	641	(565)
Interest expense, net	(100)	(356)	(1,030)
Loss before income taxes	(15,035)	(28,370)	(15,746)
Provision for income taxes	1,896	1,562	1,150
Net loss	$(16,931)	$(29,932)	$(16,896)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.13)	$(0.19)
Weighted average shares of common stock, basic and diluted	131,114,791	130,702,511

1)

Net loss per share information for fiscal 2020 represents the net loss per share of common stock outstanding for the period from August 14, 2020 through August 31, 2020, the period following the Reorganization Transactions and Duck Creek Technologies, Inc.'s initial public offering described in Note 1—Nature of Business. See Note 9—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	For the Year Ended August 31,
	2021	2020	2019
Net loss	$(16,931)	$(29,932)	$(16,896)
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	64	—	—
Total other comprehensive gain	64	—	—
Comprehensive loss	$(16,867)	$(29,932)	$(16,896)

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

	Total redeemable partners’ interest and partners'	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total stockholders' equity/ redeemable partners' interest and partners'
	capital	Shares	Amount	Shares	Amount	capital	Income	deficit	interests	capital
Balance at August 31, 2018	$401,867	—	$—	—	$—	$—	$—	$—	$—	$401,867
Class C Units issued in connection with business combination	2,025	—	—	—	—	—	—	—	—	2,025
Equity-based compensation	2,070	—	—	—	—	—	—	—	—	2,070
Net loss	(16,896)	—	—	—	—	—	—	—	—	(16,896)
Balance at August 31, 2019	$389,066	—	$—	—	$—	$—	$—	$—	$—	$389,066
Class E Units issued, net of issuance costs	438,648	—	—	—	—	—	—	—	—	438,648
Class A Units redeemed prior to the Reorganization Transactions	(238,800)	—	—	—	—	—	—	—	—	(238,800)
Class B Units redeemed prior to the Reorganization Transactions	(159,200)	—	—	—	—	—	—	—	—	(159,200)
Share-based compensation expense prior to Reorganzation Transactions	1,766	—	—	—	—	—	—	—	—	1,766
Net loss prior to Reorganization Transactions	(5,598)	—	—	—	—	—	—	—	—	(5,598)
Reorganization Transactions:
Exchange of LP interests for common stock and initial effect of Reorganization Transactions on non-controlling interest	(425,882)	115,996,833	1,160	—	—	425,556	—	—	(834)	—
Initial Public Offering Transactions:
Issuance of common stock for IPO net of underwriting discounts and offering costs	—	17,250,000	173	—	—	429,067	—	—	—	429,240
Purchase of common stock from Apax	—	—	—	2,555,556	(64,688)	—	—	—	—	(64,688)
Purchase of non-controlling interests in Operating Partnership from Accenture and RBW	—	—	—	—	—	(43,959)	—	—	834	(43,125)
Issuance of common stock upon RSA's vesting	—	22,468	—	—	—	—	—	—	—	—
Share based compensation expense subsequent to Reorganzation Transactions	—	—	—	—	—	10,782	—	—	—	10,782
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$—	$733,757
Net loss	—	—	—	—	—	—	—	(16,931)		(16,931)
Proceeds from follow-on offering, net of issuance costs	—	90,000	1	—	—	3,452	—	—	—	3,453
Repurchase of common stock	—	—	—	69,506	(3,076)	—	—	—	—	(3,076)
Share-based compensation expense	—	—	—	—	—	9,406	—	—	—	9,406
Issuance of common stock upon exercise of stock options	—	150,559	1	—	—	4,064	—	—	—	4,065
Vesting of restricted stock awards	—	1,115,519	11	—	—	(11)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	64	—	—	64
Balance at August 31, 2021	$—	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$—	$730,738

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended August 31,
	2021	2020	2019
Operating activities:
Net loss	$(16,931)	$(29,932)	$(16,896)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation of property and equipment	3,136	3,143	2,398
Amortization of capitalized software	2,040	703	—
Amortization of intangible assets	16,328	17,070	17,594
Impairment of right of use asset	1,883	1,660	—
Impairment of leasehold improvements	702	1,132	—
Amortization of deferred financing fees	114	134	136
Share-based compensation expense	12,877	21,108	2,070
Loss on change in fair value of contingent earnout liability	293	133	628
Payment on contingent earnout liability in excess of acquisition date fair value	—	—	(2,350)
Changes to allowance for credit losses	1,105	97	182
Deferred taxes	(781)	(690)	188
Other non-cash items	12	—	—
Changes in operating assets and liabilities
Accounts receivable	(6,585)	(3,796)	(6,285)
Unbilled revenue	(4,216)	1,730	4,481
Prepaid expenses and other current assets	(2,310)	(6,300)	198
Other assets	(3,110)	(5,764)	(3,788)
Accounts payable	1,561	(181)	(783)
Accrued liabilities	(3,230)	16,393	9,150
Deferred revenue	(1,199)	6,614	5,972
Deferred rent	—	—	1,661
Operating leases	(1,477)	132	—
Cash settlement of vested phantom stock	(9,243)	—	—
Other long-term liabilities	345	2,339	277
Net cash (used in) provided by operating activities	(8,686)	25,725	14,833
Investing activities:
Acquisition of Outline Systems LLC	—	—	(9,814)
Acquisition of CedeRight Products	—	—	(1,827)
Purchase of short-term investments	(287,912)	—	—
Maturities of short-term investments	95,982	—	—
Capitalized internal-use software	(926)	(2,893)	(2,956)
Purchase of property and equipment	(1,355)	(3,854)	(5,314)
Net cash used in investing activities	(194,211)	(6,747)	(19,911)
Financing activities:
Proceeds from IPO	—	433,657	—
Proceeds from follow-on offering, net of issuance costs	3,452	—	—
Payment of deferred IPO costs	(3,650)	—	—
Payment of deferred Class E offering costs	(192)	—	—
Proceeds from issuance of Class E Units, net of issuance costs	—	438,840	—
Payment on redemption of Class A and Class B Units	—	(398,000)	—
Purchase of non-controlling interest		(43,125)	—
Purchase of treasury stock	(3,076)	(64,688)	—
Proceeds from stock option exercises	4,065	—	—
Payments of contingent earnout liability	(1,923)	(3,555)	—
Proceeds from revolving credit facility	—	5,000	12,000
Payments on revolving credit facility	—	(9,000)	(8,000)
Payment of deferred offering costs	—	—	(772)
Payment of deferred financing costs	—	(228)	(30)
Net cash (used in) provided by financing activities	(1,324)	358,901	3,198
Net (decrease) increase in cash and cash equivalents	(204,221)	377,879	(1,880)
Cash and cash equivalents – beginning of period	389,878	11,999	13,879
Cash and cash equivalents – end of period	$185,657	$389,878	$11,999
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	3,105	2,006	976
Cash paid for interest	—	269	527
Purchases of property and equipment recorded in accounts payable and accrued liabilities	210	227	936
Fair value of contingent consideration	5,529	7,452	11,325
Deferred IPO costs in accounts payable and accrued liabilities	—	3,650	263
Deferred Class E offering costs in accrued expenses	—	192	—

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

(b)	Recently Adopted Accounting Pronouncements

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

(2)

Identify the performance obligations in the contract Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract.

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

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the years ended August 31, 2021, 2020 and 2019:

	Year Ended August 31,
	2021	2020	2019
United States	$238,912	$200,373	$162,585
All other	21,438	11,299	8,688
Total revenue	$260,350	$211,672	$171,273

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

For the fiscal year ended August 31, 2021, 2020 and 2019, $18.0 million, $15.2 million and $11.0 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

The Company also recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period presented. For the fiscal year ended August 31, 2021, 2020 and 2019, the Company recognized revenue of $28.3 million, $22.8 million and $16.2 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2021, approximately $499.4 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $156.2 million in fiscal 2022 and approximately $343.2 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

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

(j)	Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At August 31, 2020 and 2019, the Company did not have any cash equivalents or restricted cash.

(k)	Accounts Receivable and Payment Terms

Accounts receivable are stated at the amount management expects to collect from outstanding balances and are recorded when the right to consideration becomes unconditional. Payment terms and conditions vary by contract and the product and service being provided. Invoices are typically due within 30 days of receipt by a customer.

(l)	Allowance for Credit Losses

The Company maintains an allowance for expected credit losses for its accounts receivable balance.  The allowance reflects the expected collectability of the balance and is based on historical losses, customer-specific factors, and current economic conditions. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded as a reduction to revenue. The allowance for doubtful accounts was $1.4 million and $0.4 million as of August 31, 2021 and 2020, respectively.

(m)    Investments

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
(n)	Unbilled Revenue

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

(o)	Concentration of Credit Risk

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

The Company generates revenues in the capacity of a subcontractor to Accenture, a related party (as described in Note 19). Services provided to Accenture accounted for less than 1%, 1%, and 2% of the Company’s revenue for the years ended August 31, 2021, 2020 and 2019, respectively.

For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). The Company had no single customer that accounted for over 10% of total revenue in fiscal 2021 or 2020 but one consolidated entity that represented approximately 11% of total revenue in 2020.  In fiscal 2019, a single customer accounted for 10% of total revenue and one consolidated entity represented approximately 13% of total revenue.

As of August 31, 2021, one customer individually accounted for approximately 11% of accounts receivable. As of August 31, 2020, two customers individually accounted for approximately 13% and 12% of accounts receivable, respectively. No other customer individually accounted for more than 10% of the Company’s accounts receivable for these reporting periods.

(p)	Fair Value of Financial Instruments

Financial instruments consist mainly of cash, restricted cash, accounts receivable and borrowings under the Company’s credit facility. The carrying amount of accounts receivable is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks, and approximates the fair value of accounts receivable.

(q)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Computer equipment and purchased software	3 years
Furniture and fixtures	5 years
Office equipment	3 years
Leasehold improvements	Lesser of estimated useful life or life of lease

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals or betterments are capitalized.

(r)	Software Development Costs

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

(s)	Business Combinations

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

(t)	Goodwill

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

(u)	Impairment of Long-Lived Assets

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

31, 2020. There were no impairments of long-lived assets, including acquired intangible assets, during the years ended August 31, 2021 and 2019.

(v)	Deferred Financing Fees

Deferred financing fees include costs incurred primarily in connection with entering into the Company’s revolving credit facility (see Note 13). These costs are capitalized on the accompanying consolidated balance sheets in other assets and are amortized on a straight-line basis over the term of the revolving credit facility. Amortization expense is included as a component of interest expense on the accompanying consolidated statements of operations.

(w)	Share-Based Compensation

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

(x)	Income Taxes

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
(y)	Advertising Expenses

Advertising costs are expensed in the period in which the cost was incurred. Total advertising expenses incurred were immaterial for the years ended August 31, 2021, 2020 and 2019.

(z)	Leases

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

Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The implicit rate within our operating leases are generally not determinable and therefore the Company uses the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate for each lease using its estimated borrowing rate, adjusted for various factors including level of collateralization, term and currency to align with the terms of the lease. The operating lease asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the operating lease asset and lease liability when it is reasonably certain that the option will be exercised. An option to terminate is considered unless it is reasonably certain that the option will not be exercised.

For periods prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability on the accompanying consolidated balance sheets.
(aa)	Recent Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This new guidance provides temporary optional expedients and exceptions to current guidance to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) to alternative reference rates.  We may elect to apply the optional expedients and exceptions prospectively through December 31, 2022.  The Company does not expect the new standard to have a material impact on its consolidated financial statements.

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

The transaction was accounted for as a business combination as Outline contained inputs and processes that were capable of being operated as a business. In accordance with the acquisition method of accounting, the purchase price paid has been allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of the acquisition. The following tables present the consideration paid and the allocation of the consideration paid for the assets acquired and liabilities assumed at the acquisition date:

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

Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the years ended August 31, 2019, 2020, and 2021:

	Yodil, LLC	Outline Systems, LLC	CedeRight Products	Total
Balance at August 31, 2018	2,562	—	—	2,562
Acquisition date fair value	—	8,600	1,075	9,675
Change in fair value, including accretion	(212)	840	—	628
Payments to sellers	(2,350)	—	—	(2,350)
Balance at August 31, 2019	—	9,440	1,075	10,515
Change in fair value, including accretion	—	450	(317)	133
Payments to sellers	—	(2,798)	(758)	(3,556)
Balance at August 31, 2020	—	7,092	—	7,092
Change in fair value, including accretion	—	293	—	293
Payments to sellers	—	(1,923)	—	(1,923)
Balance at August 31, 2021	$—	$5,462	$—	$5,462

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
(4)	Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	August 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities - presented in short-term investments	$191,917	$64	$—	$191,981
Total	$191,917	$64	$—	$191,981

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales and four maturities of securities for the fiscal year ended August 31, 2021. The remaining securities will mature before the end of the second quarter of fiscal year 2022. There were no available-for-sale investment balances as of August 31, 2020.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of August 31, 2021 and 2020:

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities - presented in short term investments	$—	$191,981	$—	$191,981
Total assets	$—	$191,981	$—	$191,981
Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462
Total liabilities	$1,448	$—	$7,050	$8,498

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

	August 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability classified awards	$7,821	$—	$879	$8,700
Contingent earnout liability	—	—	7,092	7,092
Total liabilities	$7,821	$—	$7,971	$15,792

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates.  These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.  Quoted prices for liability classified stock appreciation rights are not readily available.  Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the year ended August 31, 2021:

Balance as of August 31, 2020	$879
Additions due to new awards	—
Net change in the fair value	709
Cash settlement of awards	—
Balance as of August 31, 2021	$1,588

The Company had no assets measured and recorded at fair value on a recurring basis as of August 31, 2020 and 2019.

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2021 and 2020 consisted of the following:

	August 31,	August 31,
	2021	2020
Directors and officers insurance	$5,515	$5,355
Computer, software, and licenses	5,861	2,603
Other	3,005	4,228
Total prepaid expenses and other current assets	$14,381	$12,186

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(6)	Property and Equipment, Net

Property and equipment, net as of August 31, 2021 and 2020 consisted of the following:

	August 31,
	2021	2020
Leasehold improvements	$10,572	$11,216
Internal-use software	8,230	7,304
Computer equipment	4,849	4,310
Furniture and fixtures	2,304	2,181
Office equipment	496	478
Assets under construction	111	—
Total property and equipment	$26,562	$25,489
Less accumulated depreciation and amortization	(12,257)	(7,376)
Property and equipment, net	$14,305	$18,113

Depreciation expense related to property and equipment was $3.1 million, $3.1 million and $2.4 million for the years ended August 31, 2021, 2020 and 2019, respectively.

The Company has determined the useful life of capitalized internal-use software to be three years. Amortization expense related to internal-use software was $2.0 million for the fiscal year ended August 31, 2021, $0.7 million for the fiscal year ended August 31, 2020, and none for the fiscal year ended August 31, 2019.
(7)	Leases

The Company’s lease obligations consist of operating leases for domestic and international office facilities with lease periods expiring between fiscal years 2021 and 2029. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewals are deemed to be reasonably certain. For the fiscal year ended August 31, 2021, the Company incurred $4.5 million of operating lease expense and $0.3 million of short term lease expense resulting in total lease expense of $4.8 million. For the fiscal year ended August 31, 2020, the Company incurred $4.6 million of operating lease expense and $0.3 million of short term lease expense resulting in total lease expense of $4.9 million.

Rent expense, which was recognized on a straight-line basis over the terms of the various leases, was $4.4 million for the fiscal year ended August 31, 2019 based on the previous lease accounting standard.

During the fourth quarter of fiscal 2021, the Company closed its London, Barcelona, Chandigarh, and Columbia offices. As a result of these decisions, the Company recorded an impairment in the amount of $2.6 million, consisting of $1.9 million of right of use assets and $0.7 million of leasehold improvements, which is included in general and administrative expense on the consolidated statement of operations for the year ended August 31, 2021.

During the fourth quarter of fiscal 2020, the Company closed its New Jersey office. The Company also closed one floor of its South Carolina office.

As a result of these decisions, the Company recorded an impairment in the amount of $2.8 million, consisting of $1.7 million of right of use assets and $1.1 million of leasehold improvements, which is included in general and administrative expense on the consolidated statement of operations for the year ended August 31, 2020. During the third quarter of fiscal 2021, the Company recorded a $0.5 million gain on the derecognition of a lease liability resulting from a sublease transaction for the South Carolina office.  This gain is included in other income (expense), net on the consolidated statements of operations for the year ended August 31, 2021.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

Future operating lease payments as of August 31, 2021 were as follows:

Fiscal Year Ending August 31,
2022	$5,112
2023	5,062
2024	5,083
2025	4,648
Thereafter	8,813
Total future lease payments	28,718
Less imputed interest	(3,335)
Total lease liability balance	$25,383

Supplemental information related to leases was as follows:

	August 31, 2021	August 31, 2020
Operating lease assets	$17,798	$18,171
Current portion of lease liabilities	$4,110	$3,611
Non-current portion of lease liabilities	21,273	21,739
Total lease liabilities	$25,383	$25,350
Weighted average remaining lease term (years)	5.2	7.1
Weighted average discount rate	4.2%	4.4%

Supplemental cash and non-cash information related to operating leases was as follows:

	Year Ended August 31, 2021	Year Ended August 31, 2020
Cash payments for operating leases	$4,056	$4,604
Operating lease assets obtained in exchange for lease liabilities	$—	$1,271

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(8)	Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2019.

Intangible assets as of August 31, 2021, and 2020 consisted of the following:

	August 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	51,815	$51,785	5.3 years
Acquired technology	32,235	23,509	8,726	1.8 years
Trademarks and tradenames	9,400	4,778	4,622	4.8 years
Domain name	100	50	50	4.8 years
Backlog	6,700	6,524	176	0.8 years
	$152,035	$86,676	$65,359

	August 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	41,535	$62,065	6.5 years
Acquired technology	32,235	18,785	13,450	3.0 years
Trademarks and tradenames	9,400	3,838	5,562	6.0 years
Domain name	100	40	60	6.0 years
Backlog	6,700	6,150	550	2.0 years
	$152,035	$70,348	$81,687

Amortization expense was $16.3 million, $17.1 million and $17.6 million for the years ended August 31, 2021, 2020 and 2019, respectively. Amortization expense is recorded on a straight line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of August 31, 2021, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2022	$15,793
2023	15,225
2024	11,453
2025	11,307
2026 and thereafter	11,581
Total	$65,359

(9)	Net Loss Per Share

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

Year Ended August 31,
2021
Numerator
Net loss	$(16,931)
Denominator
Weighted average shares of common stock - basic and diluted	131,114,791
Net loss per share - basic and diluted	$(0.13)

As of August 31, 2021, 3,022,585 shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

Prior to the IPO, there were no shares of common stock outstanding, and the membership structure of Duck Creek Technologies consisted of limited partnership units. Basic earnings per share is applicable only for the period from August 14, 2020 through August 31, 2020, which is the period following the IPO and related Reorganization Transactions (as described in Note 1) and presents the period that the Company had outstanding common stock. The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock for this period.

Year Ended August 31,
2020
Numerator
Net loss	$(29,932)
Net loss attributable to the Operating Partnership before the Reorganization Transactions	(5,598)
Net loss attributable to Duck Creek Technologies, Inc.	$(24,334)
Denominator
Weighted average shares of common stock - basic and diluted	130,702,511
Net loss per share - basic and diluted	$(0.19)

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

(10)	Other Assets

Other assets as of August 31, 2021 and 2020 consisted of the following:

	August 31,	August 31,
	2021	2020
Deferred contract costs	$14,056	$12,440
Other noncurrent assets	5,357	3,863
Total other assets	$19,413	$16,303

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The amortization related to deferred contracts costs were $2.1 million, $1.5 million and $0.7 million for the fiscal year ended August 31, 2021, 2020 and 2019, respectively, and there was no impairment loss in relation to the costs capitalized.

(11)	Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of August 31, 2021 and August 31, 2020, consisted of the following:

	August 31,	August 31,
	2021	2020
Accounts receivable	$36,054	$29,504
Allowance for credit losses	(1,425)	(355)
Accounts receivable, net	$34,629	$29,149

The following table presents changes to the allowance for credit losses during the year ended August 31, 2021:

Allowance, August 31, 2020	$(355)
Net changes to credit losses	(1,105)
Write-offs, net	35
Allowance, August 31, 2021	$(1,425)

(12)	Accrued Liabilities

Accrued liabilities as of August 31, 2021 and 2020 consisted of the following:

	August 31,
	2021	2020
Accrued bonuses	$18,831	$18,175
Accrued hosting fees	7,500	11,890
Accrued vacation	5,572	7,560
Accrued commissions	1,429	2,269
Accrued professional service fees	369	1,910
Liability-classified phantom units and SARs	3,036	8,700
Accrued withholding taxes	2,771	731
Other	6,929	6,967
Total accrued liabilities	$46,437	$58,202

(13)	Credit Facility

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, maintaining a minimum level of consolidated EBITDA, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of August 31, 2021.

There was no outstanding balance under the revolving credit facility at August 31, 2021 and August 30, 2020. Letters of credit of $0.9 million and $1.0 million under the revolving credit facility were outstanding as of August 31, 2021 and 2020, respectively.

On October 22, 2021, the revolving credit facility was amended resulting in an extension of the maturity date to October 22, 2026, an increase in the borrowing capacity from $30.0 million to $45.0 million, and the removal of the financial covenant relating to consolidated EBITDA.

(14)	Commitments and Contingencies
(a)	Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of August 31, 2021 or 2020.

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(15)	Income Taxes

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

The Company has concluded that it will not be subject to the Transition Tax, and it does not provide deferred taxes on unremitted earnings of its foreign subsidiaries as it intends to indefinitely reinvest those earnings. Further, the Company has made a policy decision to record GILTI tax as a current period expense when, and if, incurred.

The Company’s loss before income taxes for the years ended August 31, 2021, 2020 and 2019 is as follows:

	August 31
	2021	2020	2019
United States	$(21,193)	$(32,593)	$(18,196)
Foreign	6,158	4,223	2,450
Loss before income taxes	$(15,035)	$(28,370)	$(15,746)

The provision for income taxes consisted of the following:

	August 31
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	174	97	54
Foreign	1,059	896	908
Total current tax expense	1,233	993	962
Deferred:
Federal	—	—	(8)
State	—	—	(18)
Foreign	663	569	214
Total deferred tax (benefit) expense	663	569	188
Total provision for income taxes	$1,896	$1,562	$1,150

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The table below reconciles the differences between income taxes computed at the U.S. federal statutory rate and the provision for income taxes:

	August 31
	2021	2020	2019
Expected income tax%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.9)%	(0.5)	1.2
Permanent differences	(0.8)%	0.8	(1.3)
Share-based compensation	4.7%	(2.0)	(2.8)
Non-deductible officer's compensation	(2.4)%	(2.1)	—
Federal research and development credits	9.4%	2.1	0.6
Foreign rate differential	(3.7)%	(2.1)	(3.9)
Change in valuation allowance	(39.9)%	(22.7)	(22.1)
Total income tax expense%	(12.6)%	(5.5)%	(7.3)%

Net deferred tax assets (liabilities) consist of the following:

	August 31
	2021	2020
Assets:
Net operating loss carryforward	$23,681	$18,640
Intangible assets	24,571	25,868
Tax credits	4,496	2,885
Other nondeductible expenses	10,931	9,106
Share-based compensation	2,520	4,731
Interest expense carryforward	132	132
Lease liabilities	4,780	5,701
Other	414	—
Gross deferred tax assets	$71,525	$67,063
Less valuation allowance	(59,207)	(52,956)
Total deferred tax assets	$12,318	$14,107
Liabilities:
Deferred revenue	—	(1,564)
Intangible assets	(1,651)	(1,809)
Operating lease assets	(3,094)	(3,916)
Capitalized items	(5,019)	(4,887)
Depreciation	(858)	(897)
Total deferred tax liabilities	(10,622)	(13,073)
Total net deferred tax assets	$1,696	$1,034

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

As of the years ended August 31, 2021 and 2020, the Company evaluated the likelihood that it would realize its deferred tax assets and concluded that a valuation allowance is necessary, except in certain foreign subsidiaries which generate income. The valuation allowance increased by $6.3 million for the fiscal year ended August 31, 2021 primarily due to operating losses generated during the year, tax credits, and other non-deductible expenses. The valuation allowance increased by $5.9 million for the fiscal year ended August 31,

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

2020 primarily due to operating losses generated during the year, share-based compensation, tax credits, and other non-deductible expenses.

As of August 31, 2021, the Company had U.S. federal and U.S. state net operating loss carryforwards of $85.3 million and $56.6 million, respectively. U.S. federal net operating loss carryforwards of $49.5 million have no expiration date and will be carried forward indefinitely until used. The remaining U.S. federal and U.S. state net operating loss carryforwards expire at various dates beginning in 2032. As of August 31, 2021, the Company had foreign net operating loss carryforwards of $12.9 million that can be carried forward indefinitely. The Company also had U.S. federal research and development credit carryforwards of $3.8 million, U.S. state research and development credit carryforwards of $0.7 million and a state investment tax credit carryforward of $0.2 million as of August 31, 2021. These credit carryforwards expire at various dates beginning in 2030.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company is in the process of preparing a 382 assessment and does not expect there to be a material impact on the utilization of its available carryforwards. The Company does not expect to be precluded from realizing the net operating loss carryforwards and tax credits but may be limited in the amount it could use in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of unrecognized income tax benefits is as follows:

Amount
Balance at August 31, 2019	$395
No change - current year and prior year tax positions	—
Balance at August 31, 2020	$395
No change - current year and prior year tax positions	—
Balance at August 31, 2021	$395

The Company accounts for uncertain tax positions using a more-likely than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company elected an accounting policy to record interest and penalties related to income taxes as a component of income tax expense. There were no changes in uncertain tax positions in fiscal year 2021 or 2020. During the next 12 months, the Company does not expect any material changes to its uncertain tax positions other than the accrual of interest in the normal course of business.

In the normal course of business, the Company is subject to examination by U.S. federal and certain state and foreign taxing authorities. All tax periods remain subject to income tax examinations as of August 31, 2021. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent that the Company utilizes net operation losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operation losses or credits that are utilized.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(16)	Redeemable Partners’ Interest and Partners’ Capital and Stockholders’ Equity

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

Additionally, the Company issued Class D incentive units and Phantom Unit incentive awards to certain employees and directors of the Company (see Note 17 – Share-Based Compensation).

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

Non-controlling Interests

Following the Reorganization Transactions, the outstanding LP Units of the Operating Partnership owned by Accenture and RBW that were not contributed to the Company were treated as non-controlling interests. However, these outstanding LP Units of the Operating Partnership were subsequently redeemed using proceeds obtained from the IPO. Accordingly, the balance of non-controlling interests as of August 31, 2020 was $0.

Common Stock Reserved for Issuance

As of August 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.01 per share and 132,000,317 shares of common stock were outstanding. As of August 31, 2021, the Company had 14,187,853 shares of common stock reserved for future issuance under the Company’s 2020 Omnibus Incentive Plan.

Follow-on Offering

During the second quarter of 2021, the Company completed a follow-on offering of its common stock. The Company issued 90,000 shares in exchange for cash consideration of $3.5 million to certain accredited investors.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(17)	Share-Based Compensation

2020 Omnibus Incentive Plan

As part of the Reorganizations Transactions, the Company adopted the Duck Creek Technologies, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide additional incentives to selected officers, employees, non-employee directors, independent contractors and consultants, to strengthen their commitment to the Company and to attract and retain competent and dedicated persons who are essential to the success of the Company’s business. The maximum number of shares of the Company’s common stock reserved for issuance under the Plan is 18,000,000 shares. This reserve will automatically increase on January 1st of each calendar year, prior to the tenth anniversary of the effective date of the Plan, by an amount equal or lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31st of the preceding year and (ii) an amount determined by the Plan administrator. On January 1, 2021, the reserve was increased by 4% of the number of shares of common stock issued and outstanding on December 31, 2020, or 5,337,790 shares. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.

Class D Units and Phantom Units

Prior to the IPO, the Company granted Class D incentive units (Class D Units) to certain employees and directors under the terms of Incentive Unit Award Agreements. The Company also granted Phantom Unit incentive awards (Phantom Units) to certain employees of its international subsidiaries. The Class D Units and Phantom Units were granted in three tranches, as follows:

Class D-1 Units	80% of the units granted
Class D-2 Units	10% of the units granted
Class D-3 Units	10% of the units granted

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The following is a summary of the Company’s Class D Restricted Common Stock:

Number of Class D Restricted Stock
Nonvested, August 31, 2020	1,832,873
Granted	—
Vested	(870,240)
Forfeited	(198,660)
Nonvested, August 31, 2021	763,973

Unrecognized share-based compensation expense of $0.7 million related to Class D Restricted Common Stock as of August 31, 2021 is expected to be recognized over a period of 2.0 years. Since the fair value of the Class D Units and the fair value of the Class D Restricted Common Stock were identical upon conversion, the $0.7 million of future share-based compensation relates to the aggregate grant date fair value of the Class D Units determined in prior periods. As such, the disclosure of the weighted average fair value of the Class D Restricted Common Stock is not meaningful.

Leverage Restoration Options

Leverage Restoration Options were granted on the IPO date, with an exercise price of $27.00, a ten-year contractual term and retained the vesting attributes (including original service period vesting start dates) of the Class D Units. The per share fair value of each option award was estimated on the grant date under the Black-Scholes valuation model that used the following assumptions:

Expected life	4 years
Risk-free rate	0.24%
Volatility	35%
Dividend yield	0.00%

The following is a summary of the Company’s Leverage Restoration Options:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of August 31, 2020	1,802,216	$27.00	10	21,609
Granted	—	—
Exercised	(150,559)	$27.00		3,025
Forfeited	(48,605)	$27.00
Balance as of August 31, 2021	1,603,052	$27.00	9	31,468

Vested and expected to vest as of August 31, 2021	1,603,052	$27.00	9	31,468
Exercisable as of August 31, 2021	1,374,332	$27.00	9	26,978

Aggregate intrinsic value represents of the Leverage Restoration Options was determined using the Company’s closing stock price of $46.63 and $38.99 less the applicable weighted-average exercise price on August 31, 2021 and August 31, 2020, respectively.

As of August 31, 2021, unrecognized share-based compensation expense of $1.3 million related to these stock options is expected to be recognized over a weighted average period of 2.0 years.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

Class D Phantom Stock Awards

The Class D Phantom Stock Awards retain the vesting attributes (including original service period vesting start date) of the Phantom Units. These awards will be settled in cash equal to the fair market value of a share of the Company’s common stock, determined on the day that such award becomes fully vested.

The following is a summary of the Company’s Class D Phantom Stock Awards:

Number of Class D Phantom Stock Awards
Nonvested, August 31, 2020	98,400
Granted	—
Vested	(41,335)
Forfeited	(11,019)
Nonvested, August 31, 2021	46,046

During the fiscal year ended August 31, 2021 and 2020, the Company recorded share-based compensation expense of $2.8 million and $1.2 million, respectively for Class D Phantom Stock Awards. As of August 31, 2021 and 2020, the accrued liability associated with Class D Phantom Stock Awards was $1.5 million and $1.2 million, respectively.

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The following is a summary of the Company’s outstanding balance of SAR’s as of the fiscal year ended August 31, 2021:

	Number of Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of August 31, 2020	91,762	$27.00	10	1,100
Granted	—	$0.00
Exercised	(1,260)	$27.00		1,740
Forfeited	(1,879)	$27.00
Balance as of August 31, 2021	88,623	$27.00	9	1,740

Vested and expected to vest as of August 31, 2021	88,623	$27.00	9	1,740
Exercisable as of August 31, 2021	64,607	$27.00	9	1,268

Aggregate intrinsic value of the Leverage Restoration SARs was determined using the Company’s closing stock price of $46.63 and $38.99 less the applicable weighted-average exercise price on August 31, 2021 and August 31, 2020, respectively.

During the fiscal year ended August 31, 2021 and 2020, the Company recorded share-based compensation expense and an accrued liability of $0.7 million and $0.9 million, respectively, for Leverage Restoration SARs. As of August 31, 2021, the accrued liability associated with Leverage Restoration SARs was $1.6 million.

New Restricted Stock Awards and Restricted Stock Units

Subsequent to the IPO, the Company has granted Restricted Stock Awards (“RSAs”) to select US employees and outside directors and Restricted Stock Units (“RSUs”) to select international employees. While substantively the same from an economic standpoint, the RSUs represent the right to receive shares of the Company’s common stock as they vest; however, the holder of an RSU has no rights as a stockholder.

The following is a summary of the Company’s RSAs and RSUs:

	Restricted Stock Awards	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, August 31, 2020	903,377	55,749	$27.00	37,397
Granted	38,422	1,158	$43.96
Vested	(231,982)	(13,297)	$27.00	—
Forfeited	(90,434)	(7,433)	$27.00
Nonvested, August 31, 2021	619,383	36,177	$28.02	30,569

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

These awards generally vest annually over a 4-year requisite service period and are settled in shares of the Company’s common stock.  The Company has concluded that the RSAs and RSUs should be treated as equity classified share-based compensation awards.  During the years ended August 31, 2021 and 2020, the Company recorded aggregate share-based compensation expense of $6.8 million and $0.3 million, respectively, related to these RSAs and RSUs.

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the years ended August 31, 2020, 2019 and 2018:

	Twelve Months Ended August 31,
	2021	2020	2019
Cost of subscription revenue	$429	$415	$21
Cost of maintenance and support revenue	29	28	9
Cost of services revenue	2,708	4,683	122
Research and development	1,992	4,128	398
Sales and marketing	3,209	5,581	417
General and administrative	4,510	6,273	1,103
Total share-based compensation expense	$12,877	$21,108	$2,070

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

(18)	Segment Information and Information about Geographic Areas

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	August 31,
	2021	2020
United States	$12,814	$15,715
All other	1,491	2,398
Total property and equipment, net	$14,305	$18,113

(19)	Employee Benefit Plans

Defined Contribution Plan

The Company has a 401(k) plan covering all U.S.-based employees who meet certain eligibility requirements. Under the terms of the 401(k) plan, the employees can elect to make tax-deferred contributions to the 401(k) plan and the Company can make discretionary contributions. Under this plan, discretionary

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

contributions of $6.6 million, $5.3 million, and $5.0 million were made by the Company for the years ended August 31, 2021, 2020, and 2019 respectively.

Other Long-Term Obligations

The Company accrues for long-term termination obligations earned by employees of its subsidiary in India. The termination obligation would be payable to the employee in the event of termination without cause and is based upon the employee’s wage and years of service, and the applicable payment formula as dictated by statute. The liability is based on an actuarial estimate. The accrued obligation was $1.8 million and $1.5 million as of August 31, 2021 and 2020, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

(20)	Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of August 31, 2021 and 2020, Accenture held 16.0% and 22.1% of the outstanding shares of common stock of the Company, respectively.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the years ended August 31, 2021 and 2020, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity. In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During the years ended August 31, 2021 and 2020, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

The Company recognizes revenues from customers that invested in the Company’s Class E Preferred Units during the year ended 2020 whose shares converted to common stock in the IPO. The Company recognized aggregate revenues of $31.2 million and $18.7 million from these customers and deferred revenue of $4.1 million and $6.4 million during the years ended August 31, 2021 and 2020, respectively.

As of August 31, 2021 and 2020, the Company had outstanding accounts receivables due from these customers of $5.0 million and $7.9 million, respectively.
(21)	Quarterly Results of Operations (Unaudited)

	Fiscal quarters ended
	August 31, 2021	May 31, 2021	February 28, 2021	November 30, 2020
Total revenue	$70,854	$67,938	$62,652	$58,906
Total cost of revenue	29,764	27,750	27,542	25,030
Total gross profit	41,090	40,188	35,110	33,876
Loss from operations	(4,128)	(544)	(6,448)	(4,246)
Net loss	(5,559)	$(357)	$(6,364)	$(4,651)
Loss per share - basic and diluted	$(0.04)	$—	$(0.05)	$(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of August 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of August 31, 2021, our internal control over financial reporting was effective.

This Annual Report on Form 10-K includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended August 31, 2021, and is incorporated herein by reference

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm's Fees

The information required by this Item 14 will be set forth in the Proxy Statement and is incorporated herein by reference.

.

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

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

†	Compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Duck Creek Technologies, Inc.

Date: October 29, 2021	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
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

Signature	Title	Date

/s/ Michael A. Jackowski	Chief Executive Officer (principal executive officer and director)	October 29, 2021
Michael A. Jackowski
/s/ Vincent A. Chippari	Chief Financial Officer (principal financial officer and principal accounting officer)	October 29, 2021
Vincent A. Chippari
/s/ William Bloom	Director	October 29, 2021
William Bloom /s/ Kathy Crusco	Director	October 29, 2021
Kathy Crusco

/s/ Julie Dodd	Director	October 29, 2021
Julie Dodd /s/ Roy Mackenzie	Director	October 29, 2021

Roy Mackenzie
/s/ Charles Moran	Director	October 29, 2021
Charles Moran /s/ Stuart Nicoll	Director	October 29, 2021
Stuart Nicoll
/s/ Francis Pelzer	Director	October 29, 2021
Francis Pelzer /s/ Jason Wright	Director	October 29, 2021
Jason Wright