Form 10-Q
period 2021-11-30
DUCK CREEK TECHNOLOGIES, INC.
filed 2022-01-13
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of January 12, 2022, the registrant had 132,096,745 shares of common stock, $0.01 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

Some of the information contained in the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to Part II, “Item 1A. Risk Factors” as well as the factors more fully described in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and in our Annual Report on Form 10-K for the year ended August 31, 2021, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

•	our history of losses;
•	loss of key employees;
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

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding. When we state that we are a leading SaaS provider of core systems for the P&C insurance industry, we are basing our leadership on our subscription revenue for fiscal 2021.

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2021” refer to the fiscal year ended August 31, 2021. Any reference to a year not preceded by “fiscal” refers to a calendar year. Accordingly, our first three fiscal quarters are the successor three-month periods following August 31 (i.e., November 30, February 28 and May 31).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	As of November 30,	As of August 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$251,739	$185,657
Short-term investments	95,996	191,981
Accounts receivable, net	39,771	34,629
Unbilled revenue	27,611	24,423
Prepaid expenses and other current assets	16,895	14,381
Total current assets	432,012	451,071
Property and equipment, net	14,107	14,305
Operating lease assets	16,970	17,798
Goodwill	272,455	272,455
Intangible assets, net	61,386	65,359
Deferred tax assets	1,042	2,331
Unbilled revenue, net of current portion	1,327	1,401
Other assets	19,199	19,413
Total assets	$818,498	$844,133
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,321	$2,070
Accrued liabilities	28,102	46,437
Contingent earnout liability	—	5,462
Lease liability	3,999	4,110
Deferred revenue	27,197	29,577
Total current liabilities	60,619	87,656
Lease liability, net of current portion	20,096	21,273
Deferred revenue, net of current portion	68	—
Other long-term liabilities	3,826	4,466
Total liabilities	84,609	113,395
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, 134,690,424 shares issued and 132,062,061 shares outstanding at November 30, 2021, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 300,000,000 shares authorized at November 30, 2021 and August 31, 2021, par value $0.01 per share	1,347	1,346
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at November 30, 2021 and August 31, 2021, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,628,363 shares at November 30, 2021 and 2,625,062 shares at August 31, 2021	(67,905)	(67,764)
Accumulated deficit	(40,573)	(41,265)
Accumulated other comprehensive income	51	64
Additional paid in capital	840,969	838,357
Total stockholders' equity	733,889	730,738
Total liabilities and stockholders' equity	$818,498	$844,133

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020
Revenue:
Subscription	$35,705	$27,909
License	1,912	1,350
Maintenance and support	6,277	6,190
Professional services	29,527	23,457
Total revenue	73,421	58,906
Cost of revenue:
Subscription	14,585	10,084
License	244	388
Maintenance and support	880	842
Professional services	15,242	13,716
Total cost of revenue	30,951	25,030
Gross margin	42,470	33,876
Operating expenses:
Research and development	12,321	11,104
Sales and marketing	13,167	12,597
General and administrative	15,035	14,418
Change in fair value of contingent consideration	67	3
Total operating expenses	40,590	38,122
Income (loss) from operations	1,880	(4,246)
Other expense, net	(696)	(47)
Interest expense, net	(118)	(43)
Income (loss) before income taxes	1,066	(4,336)
Provision for income taxes	374	315
Net income (loss)	$692	$(4,651)
Net earnings (loss) per share information[1]
Net earnings (loss) per share of common stock, basic	$0.01	$(0.04)
Net earnings (loss) per share, diluted	$0.01	$(0.04)
Weighted average shares of common stock, basic	132,038,274	130,788,359
Weighted average shares of common stock, diluted	134,212,210	130,788,359

1.	See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020
Net income (loss)	$692	$(4,651)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(13)	—
Total other comprehensive loss	(13)	—
Comprehensive income (loss)	$679	$(4,651)

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Income	deficit	equity
Balance at August 31, 2021	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$730,738
Net income							692	692
Repurchase of common stock			3,301	(141)				(141)
Share-based compensation expense					2,481			2,481
Issuance of common stock upon exercise of stock options	4,897				132			132
Vesting of restricted stock awards	60,148	1			(1)			-
Unrealized loss on available-for-sale securities						(13)		(13)
Balance at November 30, 2021	134,690,424	$1,347	2,628,363	$(67,905)	$840,969	$51	$(40,573)	$733,889

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance at August 31, 2020	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$(24,334)	$733,757
Net loss	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock	—	—	1,475	(57)	—	—	(57)
Share-based compensation expense	—	—	—	—	2,333	—	2,333
Vesting of restricted stock awards	142,193	1	—	—	(1)	—	—
Balance at November 31, 2020	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$(28,985)	$731,382

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Three Months Ended November 30,
	2021	2020
Operating activities:
Net income (loss)	$692	$(4,651)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation of property and equipment	704	787
Amortization of capitalized software	561	498
Amortization of intangible assets	3,973	4,087
Amortization of deferred financing fees	18	28
Share-based compensation expense	1,212	3,092
Loss on change in fair value of contingent earnout liability	67	3
Payment of contingent earnout liability in excess of acquisition date fair value	(1,650)	—
Changes to allowance for credit losses	817	14
Deferred taxes	1,288	(171)
Changes in operating assets and liabilities
Accounts receivable	(5,959)	1,280
Unbilled revenue	(3,115)	(1,730)
Prepaid expenses and other current assets	(2,428)	319
Other assets	604	(15)
Accounts payable	(909)	712
Accrued liabilities	(16,891)	(16,629)
Deferred revenue	(2,312)	(4,558)
Operating leases	(460)	(161)
Cash settlement of vested phantom stock	(175)	(6,677)
Other long-term liabilities	(640)	1,600
Net cash used in operating activities	(24,603)	(22,172)
Investing activities:
Maturities of short-term investments	95,967	—
Capitalized internal-use software	(366)	(536)
Purchase of property and equipment	(540)	(188)
Net cash provided by (used) in investing activities	95,061	(724)
Financing activities:
Payment of deferred IPO costs	—	(3,650)
Payment of deferred Class E offering costs	—	(192)
Purchase of treasury stock	(141)	(57)
Proceeds from stock option exercises	132	—
Payments of contingent earnout liability	(3,879)	(1,923)
Payment of deferred financing costs	(488)	—
Net cash used in financing activities	(4,376)	(5,822)
Net increase (decrease) in cash and cash equivalents	66,082	(28,718)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$251,739	$361,160
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	1,001	730
Purchases of property and equipment recorded in accounts payable and accrued liabilities	161	—
Fair value of contingent consideration	—	5,529

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on October 29, 2021. Operating results for interim periods are not necessarily indicative of the results that may be expected for any future period or the entire fiscal year.
(b)	Risk and Uncertainties

There have been no changes to the Company’s Risks and Uncertainties as disclosed in our Annual Report on Form 10-K, filed with the SEC on October 29, 2021, and incorporated herein by reference.
(c)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)	Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes to the significant accounting policies during the three-month period ended November 30, 2021.

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
(e)	Recently Adopted Accounting Pronouncements
There have been no changes to our recently adopted accounting pronouncements since the Company’s Annual Report on Form 10-K for the year ended August 31, 2021.

(f)	Recent Accounting Pronouncements Not Yet Effective

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

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the three months ended November 30, 2021 and November 30, 2020:

	For the Three Months Ended November 30,
	2021	2020
United States	$68,741	$53,416
All other	4,680	5,490
Total revenue	$73,421	$58,906

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

During the three months ended November 30, 2021 and 2020, $16.9 million and $10.5 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

During the three months ended November 30, 2021 and 2020, the Company recognized revenue of $13.6 million and $14.8 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2021, approximately $499.9 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $119.7 million in fiscal 2022 and approximately $380.2 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)	Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the three months ended November 30, 2021:

Outline Systems, LLC
Balance at August 31, 2021	$5,462
Change in fair value, including accretion	67
Payments to sellers	(5,529)
Balance at November 30, 2021	$—

The final earnout payment related to the Outline acquisition was made in November 2021. The total cumulative earnout paid to the Outline sellers was $10.3 million.

(4)	Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	November 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$124,059	$—	$—	$124,059
U.S. Government agency securities - presented in short-term investments	95,945	51	—	95,996
Total	$220,004	$51	$—	$220,055

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales, two purchases within cash and cash equivalents, and three maturities of securities during the three months ended November 30, 2021.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of November 30, 2021 and August 31, 2021:

	November 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$124,059	$—	$—	$124,059
U.S. Government agency securities - presented in short-term investments	—	95,996	—	95,996
Total assets	$124,059	$95,996	$—	$220,055
Liabilities:
Liability classified awards	$918	$—	$596	$1,514
Total liabilities	$918	$—	$596	$1,514

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities - presented in short-term investments	$—	$191,981	$—	$191,981
Total assets	$—	$191,981	$—	$191,981
Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462
Total liabilities	$1,448	$—	$7,050	$8,498

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates.  These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.  Quoted prices for liability classified stock appreciation rights are not readily available.  Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the three months ended November 30, 2021:

Balance as of August 31, 2021	$1,588
Additions due to new awards	—
Net change in the fair value	(992)
Cash settlement of awards	—
Balance as of November 30, 2021	$596

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of November 30, 2021 and August 31, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Directors and officers insurance	$4,935	$5,515
Computer, software, and licenses	7,793	5,861
Other	4,167	3,005
Total prepaid expenses and other current assets	$16,895	$14,381

(6)	Property and Equipment, Net

Property and equipment, net as of November 30, 2021 and August 31, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Leasehold improvements	$10,535	$10,572
Internal-use software	8,676	8,230
Computer equipment	5,346	4,849
Furniture and fixtures	2,293	2,304
Office equipment	484	496
Assets under construction	111	111
Total property and equipment	$27,445	$26,562
Less accumulated depreciation and amortization	(13,338)	(12,257)
Property and equipment, net	$14,107	$14,305

Depreciation expense related to property and equipment was $0.7 million and $0.8 million for the three months ended November 30, 2021 and 2020, respectively.

The Company has determined the useful life of capitalized internal-use software to be three years. Amortization expense related to internal-use software was $0.5 million for both the three months ended November 30, 2021 and 2020, respectively.

(7)	Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2019.

Intangible assets as of November 30, 2021 and August 31, 2021 consisted of the following:

	November 30, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	54,385	$49,215	5.0 years
Acquired technology	32,235	24,630	7,605	1.5 years
Trademarks and tradenames	9,400	5,013	4,387	4.5 years
Domain name	100	53	47	4.5 years
Backlog	6,700	6,568	132	0.5 years
	$152,035	$90,649	$61,386

	August 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	51,815	$51,785	5.3 years
Acquired technology	32,235	23,509	8,726	1.8 years
Trademarks and tradenames	9,400	4,778	4,622	4.8 years
Domain name	100	50	50	4.8 years
Backlog	6,700	6,524	176	0.8 years
	$152,035	$86,676	$65,359

Amortization expense was $3.9 million and $4.1 million for the three months ended November 30, 2021 and 2020, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of November 30, 2021, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2022	$11,820
2023	15,225
2024	11,453
2025	11,307
2026 and thereafter	11,581
Total	$61,386

(8)	Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended November 30,
	2021	2020
Numerator
Net income (loss)	$692	$(4,651)
Denominator
Weighted average shares of common stock - basic	132,038,274	130,788,359
Dilutive common stock equivalents	2,173,936	—
Weighted average shares of common stock - diluted	134,212,210	130,788,359
Net earnings (loss) per share - basic	$0.01	$(0.04)
Net earnings (loss) per share - diluted	$0.01	$(0.04)

As of November 30, 2020, 4,451,120 shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.
(9)	Other Assets

Other assets as of November 30, 2021 and August 31, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Deferred contract costs	$13,877	$14,056
Other noncurrent assets	5,322	5,357
Total other assets	$19,199	$19,413

The amortization related to deferred contracts costs was $0.6 million for both the three months ended November 30, 2021 and 2020 and there was no impairment loss in relation to the costs capitalized.

(10)	Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of November 30, 2021 and August 31, 2021, consisted of the following:

	November 30,	August 31,
	2021	2021
Accounts receivable	$42,010	$36,054
Allowance for credit losses	(2,239)	(1,425)
Accounts receivable, net	$39,771	$34,629

The following table presents changes to the allowance for credit losses during the three months ended November 30, 2021:

Allowance, August 31, 2021	$(1,425)
Net changes to credit losses	(817)
Write-offs, net	3
Allowance, November 30, 2021	$(2,239)

(11)Accrued Liabilities

Accrued liabilities as of November 30, 2021 and August 31, 2021 consisted of the following:

	November 30,	August 31,
	2021	2021
Accrued bonuses	$4,436	$18,831
Accrued hosting fees	6,739	7,500
Accrued vacation	6,422	5,572
Accrued commissions	418	1,429
Accrued professional service fees	164	369
Liability-classified phantom units and SARs	1,514	3,036
Accrued withholding taxes	2,312	2,771
Other	6,097	6,929
Total accrued liabilities	$28,102	$46,437

(12)	Credit Facility

On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility, increasing its maximum borrowing capacity from $30.0 million to $45.0 million.

The revolving credit facility has a term of five years and is secured by substantially all of the Company’s tangible assets. Interest accrues on the revolving credit facility at a variable rate based upon the type of borrowing made by the Company. Borrowings can either incur interest at a rate of LIBOR (as administered by ICE Benchmark Administration) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected. In addition to interest on the revolving credit facility, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility. Repayment of any amounts borrowed are not required until maturity of the revolving credit facility, however the Company may repay any amounts borrowed at any time, without premium or penalty.

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of November 30, 2021.

There was no outstanding balance under the revolving credit facility at November 30, 2021 or August 31, 2021. Letters of credit of $0.9 million were outstanding under the revolving credit facility at November 30, 2021 and August 31, 2021, respectively.

(13)	Commitments and Contingencies
(a)	Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of November 30, 2021 or 2020.

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

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
Cost of subscription revenue	$42	$80
Cost of maintenance and support revenue	8	7
Cost of services revenue	(100)	610
Research and development	229	511
Sales and marketing	(60)	899
General and administrative	1,093	985
Total share-based compensation expense	$1,212	$3,092

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	November 30,	August 31,
	2021	2021
United States	$12,408	$12,814
All other	1,699	1,491
Total property and equipment, net	$14,107	$14,305

(16)	Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of November 30, 2021, Accenture held 16% of the outstanding shares of common stock of the Company.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three months ended November 30, 2021 and 2020, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During both the three months ended November 30, 2021 and 2020, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

During the three months ended November 30, 2021, the Company recognized revenue from customers that invested in the Company’s Class E Preferred Units whose shares converted to common stock in our IPO. The Company recognized aggregate revenue of $6.2 million and $7.5 million during the three months ended November 30, 2021 and 2020, respectively. Deferred revenue from these customers was $3.1 million and $4.1 million as of November 30, 2021 and August 31, 2021, respectively.

Outstanding accounts receivables due from these customers was $5.8 million and $5.0 million as of November 30, 2021 and August 31, 2021, respectively.

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

Overview

We are a leading SaaS provider of core systems for the P&C insurance industry. We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of insurers’ core processes (policy administration, claims management and billing) as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership.

Our deep understanding of the P&C insurance industry has enabled us to develop a single, unified suite of insurance software products that is tailored to address the key challenges faced by carriers worldwide. Our solutions promote carriers’ nimbleness by enabling rapid integration and streamlining the ability to capture, access and utilize data more effectively. The Duck Creek Suite includes several products that support the P&C insurance process lifecycle, such as:

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the three months ended November 30, 2021 and 2020, SaaS ACV bookings represented 94% and 95% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which approximately 70 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had one consolidated entity that accounted for more than 10% of our total revenue in the first quarter of fiscal 2022 and a different consolidated entity that accounted for more than 10% of our total revenue in the first quarter of fiscal 2021.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended November 30, 2021 and 2020, subscription revenue was 81% and 79% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have, initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results and in future periods. Our term license revenue accounted for 4% of software revenue during both the three months ended November 30, 2021 and 2020.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $13.2 million and $12.6 million in the three months ended November 30, 2021 and 2020, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our new SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team and data hosting costs are the fastest growing components of our cost of subscription revenue. Our cost of subscription revenue totaled $14.6 million and $10.1 million in the three months ended November 30, 2021 and 2020, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $12.3 million and $11.1 million during the three months ended November 30, 2021 and 2020, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended November 30, 2021 and 2020, our professional services revenue was $29.5 million and $23.5 million, respectively.

COVID-19 expenses. In March 2020, we implemented various measures in response to the ongoing COVID-19 pandemic to ensure the safety of our employees. Over a two-day period, we shifted 100% of our employee base to work from home and suspended international and domestic travel. This policy remained largely in place throughout fiscal year 2021, with only certain exceptions being made on a case-by-case basis. In the beginning of fiscal year 2022, we began re-opening offices and resumed some business travel. As a result, there have been slight increases in travel-related expenses in fiscal year 2022.

Due to the success of our work from home program, we have established a remote-first policy for all employees. Under this policy, employees can work from home but have the option to work out of physical office locations when they would like.

Share-based Compensation. For the three months ended November 30, 2021, a portion of our share-based compensation decreased due to liability-based awards whose value depends, in part, upon the Company’s stock price and other market-based metrics.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 81% and 79% of software revenue during the three months ended November 30, 2021 and 2020, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect potential volatility across quarters for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 4% of software revenue during both the three months ended November 30, 2021 and 2020, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 14% and 17% of software revenue during the three months ended November 30, 2021 and 2020, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 40% of our total revenue for both the three months ended November 30, 2021 and 2020.

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

Gross Margins

Gross margins have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, DWP volume growth, the mix of revenue between SaaS solutions, software licenses, maintenance and support and professional services and changes in cloud infrastructure and personnel costs. As we transition our product mix to include more SaaS customers, we expect our overall gross margin percentages to decrease in the near-term due to our SaaS gross margin percentages being lower than our license gross margin percentages. Over time, we expect gross margins to increase as we onboard additional customers, achieve growth within existing customers and realize greater economies of scale.

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

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of personnel related costs for our sales and marketing functions, including salaries and other direct personnel-related costs. Additional expenses include marketing program costs, including costs related to our Formation (held annually, when possible) conference and amortization of acquired intangible assets related to customer relationships. While we expect our sales and marketing expenses to increase on an absolute dollar basis in the near term as we continue to increase investments to support our growth, we also anticipate that sales and marketing expenses will remain relatively consistent as a percentage of total revenue.

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

Change in Fair Value of Contingent Consideration

Certain of our acquisitions have included a component of contingent consideration to be paid to the sellers if certain performance levels are achieved by the acquired entity over a specific period of time. Contingent consideration was initially recorded at fair value on the acquisition date based, in part, on a range of estimated probabilities for achievement of these performance levels. The fair value was periodically adjusted as actual performance levels become known and updates were made to the estimated probabilities for future performance. A gain or loss was recognized in the income statement for fair value adjustments. As a result of additional acquisitions, it is possible that we will incur gains or losses in the future due to the change in the fair value of contingent consideration.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2021 and November 30, 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended November 30,
(dollars in thousands)	2021		2020
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$35,705	48%	$27,909	47%
License	1,912	3	1,350	2
Maintenance and support	6,277	9	6,190	11
Professional services	29,527	40	23,457	40
Total revenue	73,421	100	58,906	100
Cost of revenue
Subscription	14,585	20	10,084	17
License	244	—	388	1
Maintenance and support	880	1	842	1
Professional services	15,242	21	13,716	23
Total cost of revenue	30,951	42	25,030	42
Gross margins	42,470	58	33,876	58
Operating expenses
Research and development	12,321	17	11,104	19
Sales and marketing	13,167	18	12,597	21
General and administrative	15,035	20	14,418	25
Change in fair value of contingent consideration	67	—	3	—
Total operating expense	40,590	55	38,122	65
Income (loss) from operations	1,880	3	(4,246)	(7)
Other expense, net	(696)	(1)	(47)	—
Interest expense, net	(118)	—	(43)	—
Income (loss) before income taxes	1,066	(2)	(4,336)	(7)
Provision for income taxes	374	1	315	—
Net income (loss)	$692	1%	$(4,651)	(7)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended November 30,
	2021	2020
Cost of subscription revenue	$42	$80
Cost of maintenance and support revenue	8	7
Cost of services revenue	(100)	610
Research and development	229	511
Sales and marketing	(60)	899
General and administrative	1,093	985
Total share-based compensation expense	$1,212	$3,092

Revenue

Subscription

Subscription revenue increased $7.8 million, or 28%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $0.6 million, or 42%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to a line of business expansion for an existing on-premise customer, partially offset by the timing of multi-year licenses.

Maintenance and Support

Maintenance and support revenue increased 1%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to renewal term increases of maintenance and support fees charged to customers during the period.

Professional services

Professional services revenue increased $6.1 million, or 26%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to growth of our existing software customer base and the launch of several large implementation projects, partially offset by a decrease from completed project implementations.

Cost of Revenue

Cost of revenue increased $5.9 million, or 24%, in the three months ended November 30, 2021 compared to the three months ended November 30, 2020.

Cost of Subscriptions

Cost of subscription revenue increased $4.5 million, or 45%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to an increase in SaaS customers, and is comprised of a $2.4 million increase in hosting costs due to usage increase, a $1.1 million increase in payroll and related costs including bonuses as we added employees to build out the SaaS operations team, a $0.5 million increase in computer hardware and software costs, a $0.2 million increase in professional services, and a $0.2 million increase in contingent labor.

Cost of License

Cost of license revenue decreased 37% in the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to a decrease in royalties paid to third parties.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased 5%, in the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $1.5 million, or 11%, in the three months ended November 30, 2021 versus the three months ended November 30, 2020. Payroll and related costs increased $1.7 million, driven by increased headcount and contingent labor increased $0.5 million. These increases were offset by a $0.7 million decrease in share-based compensation expense.

Gross Margins

Gross margins increased $8.6 million, or 25%, in the three months ended November 30, 2021 versus the three months ended November 30, 2020, primarily due to a $3.3 million increase in subscription gross margin, a $4.5 million increase in professional services gross margin, a $0.7 million increase in license gross margin, and a nominal increase in maintenance and support gross margin. The increase in subscription gross margins was driven by strong growth in subscription revenue, as well as cost growth below expected levels primarily based on the timing of new hires.

Our gross margin percentage was flat at 58% for both the three months ended November 30, 2020 and November 30, 2021. However, there were shifts within gross margin. The subscription gross margin percentage decreased, professional services gross margin percentage and license gross margin percentage increased and maintenance and support gross margin percentage remained static.

Operating Expenses

Research and Development Expense

Research and development expense increased $1.2 million, or 11%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020, primarily due to a $1.0 million increase in payroll costs and bonuses from increased headcount, a $0.2 million increase in the amortization of capitalized software costs, a $0.1 million increase in computer hardware and software costs, and a $0.1 million increase in hosting costs. These increases were partially offset by a $0.3 million decrease in share-based compensation.

Sales and Marketing Expense

Sales and marketing expense increased $0.6 million, or 5%, during the three months ended November 30, 2021 versus the three months ended November 30, 2020, primarily due to a $0.9 million increase in payroll costs and bonuses from increased headcount, a $0.2 million increase in recruiting, a $0.2 million increase in travel and entertainment, a $0.1 million increase in commission expense, and a $0.1 million increase in training, partially offset by a $0.9 million decrease in share-based compensation, and a $0.2 million decrease in marketing programs.

General and Administrative Expense

General and administrative expense increased $0.6 million, or 4%, in the three months ended November 30, 2021 versus the three months ended November 30, 2020, primarily due to a $0.8 million increase in bad debt expense, a $0.5 million increase in payroll costs and bonuses from increased headcount, a $0.2 million increase in computer hardware and software costs, a $0.1 million increase in share-based compensation, a $0.1 million increase in insurance, and a $0.1 million increase in contingent labor. These increases were partially offset by a $1.2 million decrease in professional services expense primarily due to costs associated with our secondary follow-on offering in the first quarter of fiscal 2021 and a $0.2 million decrease in facilities.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration has been paid in full as of November 30, 2021.

Other Income (Expense), Net

Other income (expense), net increased $0.6 million during the three months ended November 30, 2021 as compared to the three months ended November 30, 2020, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar, partially offset by a $0.1 million gain on the derecognition of a lease liability.

Interest Expense, Net

Interest expense, net increased slightly in the three months ended November 30, 2021 versus the three months ended November 30, 2020. Interest expense consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Provision for income taxes increased 19% in the three months ended November 30, 2021 versus the three months ended November 30, 2020 primarily due to the impact of goodwill amortized for tax not for book, impact of higher profits in foreign subsidiaries and state taxes.

Liquidity and Capital

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through net proceeds received from our IPO. As of November 30, 2021, we had $251.7 million in cash and cash equivalents, $96.0 million of short-term investments, no outstanding borrowings under our revolving credit facility and $0.9 million of outstanding letters of credit. We also had $44.1 million of additional principal availability under our revolving credit facility. We believe that our existing cash and cash equivalents and short-term investments, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of November 30, 2021, $116.3 million of cash was held by our foreign subsidiaries. Of this cash balance, $100.0 million is the result of repaying an intercompany loan during the three months ended November 30, 2021 and is held in a U.S. dollar-based bank account. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations; however, we may utilize all or part of the $100.0 million to finance future acquisitions.

Summary of Cash Flows for the Three Months Ended November 30, 2021 and November 30, 2020

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended November 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(24,603)	$(22,172)
Net cash provided by (used in) investing activities	95,061	(724)
Net cash (used in) financing activities	(4,376)	(5,822)
Net increase (decrease) in cash and cash equivalents	66,082	(28,718)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$251,739	$361,160

Operating Activities

We used $24.6 million of cash from operating activities during the three months ended November 30, 2021, resulting from our net income, after excluding the impact of non-cash charges, of $7.7 million and $32.3 million of cash used in working capital activities. Cash used in working capital activities during the three months ended November 30, 2021 was primarily due to annual bonus payments of $18.8 million, an increase in accounts receivable and unbilled revenue of $7.7 million, an increase in prepaid expenses of $2.5 million, a payment of contingent earnout liability in excess of its fair value at acquisition of $1.7 million, and a decrease in deferred revenue of $3.7 million.

We used $22.2 million of cash from operating activities during the three months ended November 30, 2020, resulting from our net income, after excluding the impact of non-cash charges, of $3.7 million and $25.9 million of cash used in working capital activities.  Cash used in working capital activities during the three months ended November 30, 2020 was primarily due to annual bonus payments of $18.2 million and Phantom unit settlement payments of $6.7 million.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

Net cash used in investing activities consists of purchases of property and equipment, capitalization of internal use software costs, and investments in short-term, government backed securities.

We had cash provided by investing activities of $95.1 million during the three months ended November 30, 2021 compared to cash used in investing activities of $0.7 million in the three months ended November 30, 2020. During the three months ended November 30, 2021, we had maturities of short-term investments of $95.9 million. The Company had not yet made these investments in the prior year.

In the three months ended November 30, 2021, we spent approximately $0.5 million on purchases of property, plant and equipment, compared to $0.2 million during the three months ended November 30, 2020. Additionally, our capitalized costs for internal use software were $0.2 million less during the three months ended November 30, 2021 compared to the prior year period.

Financing Activities

We used $4.4 million in financing activities during the three months ended November 30, 2021, compared to cash used in financing activities of $5.8 million during the three months ended November 30, 2020. Cash used in financing activities during the three months ended November 30, 2021 primarily related to a $3.9 million contingent earnout liability payment, as compared to a $1.9 million contingent earnout liability payment in the prior year. During the three months ended November 30, 2020, the Company made $3.7 million in payments of deferred IPO costs and a $0.2 million payment for deferred Class E units offering costs.

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

These non-GAAP financial measures are not universally consistent calculations, limiting their usefulness as comparative measures. Other companies may calculate similarly titled financial measures differently than we do or may not calculate them at all. Additionally, these non-GAAP financial measures are not measurements of financial performance or liquidity under GAAP. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine our non-GAAP financial measures in conjunction with our historical combined financial statements and notes thereto included elsewhere in this Quarterly Report.

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $7.8 million and $3.6 million for the three months ended November 30, 2021 and 2020, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2021	2020
GAAP Net Income (Loss)	$692	$(4,651)
Provision for income taxes	374	315
Other expense, net	696	47
Interest expense, net	118	43
Depreciation of property and equipment	704	787
Amortization of intangible assets	3,929	3,994
Share-based compensation expense	1,212	3,092
Change in fair value of contingent earnout liability	67	3
Adjusted EBITDA	$7,792	$3,630
Adjusted EBITDA as a percent of total revenue	11%	6%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was ($25.5) million and ($22.9) million for the three months ended November 30, 2021 and November 30, 2020, respectively. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2021	2020
Net cash used in operating activities	$(24,603)	$(22,172)
Purchases of property and equipment	(540)	(188)
Capitalized internal-use software	(366)	(536)
Free Cash Flow	$(25,509)	$(22,896)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $44.1 million and $36.3 million for the three months ended November 30, 2021 and 2020, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2021	2020
GAAP Gross Margin	$42,470	$33,876
Share-based compensation expense	(50)	697
Amortization of intangible assets	1,121	1,186
Amortization of capitalized internal-use software	561	498
Non-GAAP Gross Margin	$44,102	$36,257

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $7.1 million and $2.8 million for the three months ended November 30, 2021 and 2020, respectively. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2021	2020
GAAP Income (Loss) from Operations	$1,880	$(4,246)
Share-based compensation expense	1,212	3,092
Amortization of intangible assets	3,929	3,994
Change in fair value of contingent earnout liability	67	3
Non-GAAP Income from Operations	$7,088	$2,843

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $4.8 million and $2.1 million for the three months ended November 30, 2021 and 2020, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2021	Per Share	2020	Per Share
GAAP Net Income (Loss) (1)	$692	$0.01	$(4,651)	$(0.04)
Add: GAAP tax provision	374		315
GAAP pre-tax income (loss)	1,066		(4,336)
Share-based compensation expense	1,212		3,092
Amortization of intangible assets	3,929		3,994
Change in fair value of contingent earnout liability	67		3
Non-GAAP pre-tax income	6,274		2,753
Non-GAAP tax provision applied at a 24% tax rate (1)	1,506		661
Non-GAAP Net Income (1)	$4,768	$0.04	$2,092	$0.02

Shares used in computing Non-GAAP income per share amounts:
GAAP weighted-average shares - basic	132,038,274		130,788,359
GAAP dilutive shares	2,173,936		—
Non-GAAP dilutive shares excluded from GAAP loss per share calculation (using the treasury stock method)	—		3,227,281
Non-GAAP weighted-average shares - diluted	134,212,210		134,015,640

(1)

Our GAAP tax provision is primarily related to state taxes and income taxes in profitable foreign jurisdictions.  We maintain a full valuation allowance against our deferred tax assets in the U.S.  For purposes of determining our Non-GAAP Net Income, we have applied a tax rate of 24% which represents our estimated effective tax rate.

Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 122% and 118% as of November 30, 2021 and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $145.5 million and $103.9 million as of November 30, 2021 and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility with a five-year term, increasing its maximum borrowing capacity from $30.0 million to $45.0 million.

Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of LIBOR (as administered by ICE Benchmark Administration) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty.

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of November 30, 2021.

We incurred $0.7 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to legal expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of November 30, 2021 and November 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the three months ended November 30, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates

The process of preparing our financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2021 filed with the SEC on October 29, 2021.

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

Interest Rate Risk

As of November 30, 2021, our cash and cash equivalents balance included one U.S. Treasury bill and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (filed October 29, 2021). There have been no material changes to our market risks or to our management of such risks as of November 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of November 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2021. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Amendment and Restatement Agreement to Credit Agreement, dated as of October 22, 2021, among Disco Topco Holdings (Cayman), L.P., as Holdings, Duck Creek Technologies LLC, as Borrower, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, BofA Securities, Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders from time to time party thereto.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
†	Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duck Creek Technologies, Inc.

Date: January 13, 2022	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer

Date: January 13, 2022	By:	/s/ Vincent A. Chippari
Vincent A. Chippari
Chief Financial Officer