Form 10-Q
period 2022-02-28
DUCK CREEK TECHNOLOGIES, INC.
filed 2022-04-07
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 5, 2022, the registrant had 132,523,537 shares of common stock, $0.01 par value per share, outstanding.

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

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2022” refer to the fiscal year ended August 31, 2022. Any reference to a year not preceded by “fiscal” refers to a calendar year. Accordingly, our first three fiscal quarters are the successor three-month periods following August 31 (i.e., November 30, February 28 and May 31).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	February 28,	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$348,592	$185,657
Short-term investments	—	191,981
Accounts receivable, net	39,065	34,629
Unbilled revenue	29,648	24,423
Prepaid expenses and other current assets	18,055	14,381
Total current assets	435,360	451,071
Property and equipment, net	13,333	14,305
Operating lease assets	16,653	17,798
Goodwill	272,455	272,455
Intangible assets, net	57,438	65,359
Deferred tax assets	1,334	2,331
Unbilled revenue, net of current portion	954	1,401
Other assets	20,446	19,413
Total assets	$817,973	$844,133
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$485	$2,070
Accrued liabilities	31,976	46,437
Contingent earnout liability	—	5,462
Lease liability	4,057	4,110
Deferred revenue	24,155	29,577
Total current liabilities	60,673	87,656
Lease liability, net of current portion	19,033	21,273
Deferred revenue, net of current portion	56	—
Other long-term liabilities	1,967	4,466
Total liabilities	81,729	113,395
Commitments and contingencies
Stockholders' equity
Common stock, 135,125,113 shares issued and 132,493,651 shares outstanding at February 28, 2022, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 300,000,000 shares authorized at February 28, 2022 and August 31, 2021, par value $0.01 per share	1,351	1,346
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at February 28, 2022 and August 31, 2021, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,631,462 shares at February 28, 2022 and 2,625,062 shares at August 31, 2021	(68,000)	(67,764)
Accumulated deficit	(41,452)	(41,265)
Accumulated other comprehensive income	—	64
Additional paid in capital	844,345	838,357
Total stockholders' equity	736,244	730,738
Total liabilities and stockholders' equity	$817,973	$844,133

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Revenue:
Subscription	$39,593	$30,608	$75,298	$58,517
License	4,649	3,588	6,561	4,938
Maintenance and support	6,204	5,885	12,481	12,075
Professional services	25,972	22,571	55,499	46,028
Total revenue	76,418	62,652	149,839	121,558
Cost of revenue:
Subscription	14,244	11,411	28,829	21,495
License	413	446	657	834
Maintenance and support	984	859	1,864	1,701
Professional services	16,448	14,826	31,690	28,542
Total cost of revenue	32,089	27,542	63,040	52,572
Gross margin	44,329	35,110	86,799	68,986
Operating expenses:
Research and development	14,316	12,681	26,637	23,785
Sales and marketing	13,571	14,165	26,738	26,762
General and administrative	16,831	14,617	31,866	29,035
Change in fair value of contingent consideration	—	95	67	98
Total operating expenses	44,718	41,558	85,308	79,680
Income (loss) from operations	(389)	(6,448)	1,491	(10,694)
Other income (expense), net	(32)	510	(728)	463
Interest expense, net	(35)	(38)	(153)	(81)
Income (loss) before income taxes	(456)	(5,976)	610	(10,312)
Provision for income taxes	423	388	797	703
Net loss	$(879)	$(6,364)	$(187)	$(11,015)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.05)	$(0.00)	$(0.08)
Weighted average shares of common stock, basic and diluted	132,103,016	130,982,116	132,057,733	130,851,680

1.
See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net loss	$(879)	$(6,364)	$(187)	$(11,015)
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(51)	(6)	(64)	(6)
Total other comprehensive loss	(51)	(6)	(64)	(6)
Comprehensive loss	$(930)	$(6,370)	$(251)	$(11,021)

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Income	deficit	equity
Balance at August 31, 2021	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$730,738
Net income							692	692
Repurchase of common stock			3,301	(141)				(141)
Share-based compensation expense					2,481			2,481
Issuance of common stock upon exercise of stock options	4,897				132			132
Vesting of restricted stock awards	60,148	1			(1)			-
Unrealized loss on available-for-sale securities						(13)		(13)
Balance at November 30, 2021	134,690,424	$1,347	2,628,363	$(67,905)	$840,969	$51	$(40,573)	$733,889
Net income							(879)	(879)
Repurchase of common stock			3,099	(95)				(95)
Share-based compensation expense					3,380			3,380
Vesting of restricted stock awards	434,689	4			(4)			-
Unrealized loss on available-for-sale securities						(51)		(51)
Balance at February 28, 2022	135,125,113	$1,351	2,631,462	$(68,000)	$844,345	$—	$(41,452)	$736,244

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Loss	deficit	equity
Balance at August 31, 2020	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$733,757
Net loss	—	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock	—	—	1,475	(57)	—	—	—	(57)
Share-based compensation expense	—	—	—	—	2,333	—	—	2,333
Vesting of restricted stock awards	142,193	1	—	—	(1)	—	—	—
Balance at November 31, 2020	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$—	$(28,985)	$731,382
Net loss	—	—	—	—	—	—	(6,364)	(6,364)
Proceeds from follow-on offering, net of issuance costs	90,000	1	—	—	3,452		—	3,453
Share-based compensation expense	—	—	—	—	2,478			2,478
Issuance of common stock upon exercise of stock options	36,809	—	—	—	993	—	—	993
Vesting of restricted stock awards	543,170	6	—	—	(6)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(6)	—	(6)
Balance at February 28, 2021	134,081,473	$1,341	2,557,031	$(64,745)	$830,695	$(6)	$(35,349)	$731,936

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2022	2021
Operating activities:
Net loss	$(187)	$(11,015)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	1,364	1,587
Amortization of capitalized software	1,122	996
Amortization of intangible assets	7,921	8,175
Amortization of deferred financing fees	57	57
Share-based compensation expense	4,322	7,608
Loss on change in fair value of contingent earnout liability	67	98
Payment of contingent earnout liability in excess of acquisition date fair value	(1,650)	—
Changes to allowance for credit losses	2,189	10
Deferred taxes	997	(515)
Changes in operating assets and liabilities
Accounts receivable	(6,625)	(5,600)
Unbilled revenue	(4,778)	(3,359)
Prepaid expenses and other current assets	(3,588)	(3,111)
Other assets	(462)	(679)
Accounts payable	(1,839)	508
Accrued liabilities	(12,643)	(10,671)
Deferred revenue	(5,367)	(1,893)
Operating leases	(1,148)	(323)
Cash settlement of vested phantom stock	(279)	(6,904)
Other long-term liabilities	(2,499)	1,938
Net cash used in operating activities	(23,026)	(23,093)
Investing activities:
Purchase of short-term investments	—	(287,912)
Maturities of short-term investments	191,917	—
Capitalized internal-use software	(687)	(750)
Purchase of property and equipment	(573)	(672)
Net cash provided by (used in) investing activities	190,657	(289,334)
Financing activities:
Proceeds from follow-on offering, net of issuance costs	—	3,452
Payment of deferred IPO costs	—	(3,650)
Payment of deferred Class E offering costs	—	(192)
Purchase of treasury stock	(236)	(57)
Proceeds from stock option exercises	132	993
Payments of contingent earnout liability	(3,879)	(1,923)
Payment of deferred financing costs	(713)	—
Net cash used in financing activities	(4,696)	(1,377)
Net increase (decrease) in cash and cash equivalents	162,935	(313,804)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$348,592	$76,074
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	1,245	1,209
Purchases of property and equipment recorded in accounts payable and accrued liabilities	270	—
Cash payments of contingent earnout liability	5,529	5,529

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(Unaudited)

(1)
Nature of Business

Duck Creek Technologies, Inc (the Company) is a leading provider of core systems to the property and casualty (P&C) insurance industry through our cloud offering, Duck Creek OnDemand, delivered as software-as-a-service (SaaS). Products offered include Duck Creek Policy, Duck Creek Billing, Duck Creek Claims, Duck Creek Rating, Duck Creek Insights, Duck Creek Distribution Management, Duck Creek Producer, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations, and Duck Creek Industry Content. The Company also provides its products via perpetual and term license arrangements to customers with legacy systems that have yet to move to the cloud.

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

(d)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes to the significant accounting policies during the six months ended February 28, 2022.

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

The following table summarizes revenue by geographic area based on the location of the customer contracting entity, regardless of where the products or services are used, for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
United States	$71,108	$56,668	$139,849	$110,084
All other	5,310	5,984	9,990	11,474
Total revenue	$76,418	$62,652	$149,839	$121,558

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

The SSP for perpetual or term license arrangements sold in contracts with multiple performance obligations is determined using the residual approach. The Company utilizes the residual approach because the selling prices for software licenses are highly variable and a SSP is not discernible from past transactions or other observable evidence. Periodically, the Company evaluates whether the use of the residual approach remains appropriate for performance obligations associated with software licenses when sold as part of contracts with multiple performance obligations. As a result, if the SSP analysis illustrates that the selling prices for software licenses are no longer highly variable, the Company will utilize the relative allocation method for such arrangements.

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

During the three months ended February 28, 2022 and 2021, $3.3 million and $2.8 million, respectively, and during the six months ended February 28, 2022 and 2021, $20.2 million and $13.3 million, respectively of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

During the three months ended February 28, 2022 and 2021, the Company recognized revenue of $7.8 million and $9.2 million, respectively, and for the six months ended February 28, 2022 and 2021, $21.4 million and $24.1 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2022, approximately $481.8 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $86.8 million in fiscal 2022 and approximately $395.0 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)
Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the six months ended February 28, 2022:

Outline Systems, LLC
Balance at August 31, 2021	$5,462
Change in fair value, including accretion	67
Payments to sellers	(5,529)
Balance at February 28, 2022	$—

The final earnout payment related to the Outline acquisition was made in November 2021. The total cumulative earnout paid to the Outline sellers was $10.3 million.

(4)
Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	February 28, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$220,068	$—	$—	$220,068
Total	$220,068	$—	$—	$220,068

	August 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities - presented in short-term investments	$191,917	$64	$—	$191,981
Total	$191,917	$64	$—	$191,981

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales, two purchases within cash and cash equivalents, and eight maturities of securities during the six months ended February 28, 2022.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of February 28, 2022 and August 31, 2021:

	February 28, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$220,068	$—	$—	$220,068
Total assets	$220,068	$—	$—	$220,068
Liabilities:
Liability classified awards	$780	$—	$383	$1,163
Total liabilities	$780	$—	$383	$1,163

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities - presented in short-term investments	$—	$191,981	$—	$191,981
Total assets	$—	$191,981	$—	$191,981
Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462
Total liabilities	$1,448	$—	$7,050	$8,498

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above. Quoted prices for liability classified stock appreciation rights are not readily available. Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the six months ended February 28, 2022:

Balance as of August 31, 2021	$1,588
Additions due to new awards	—
Net change in the fair value	(1,205)
Cash settlement of awards	—
Balance as of February 28, 2022	$383

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Directors and officers insurance	$3,084	$5,515
Computer software and licenses	9,956	5,861
Other	5,015	3,005
Total prepaid expenses and other current assets	$18,055	$14,381

(6)
Property and Equipment, Net

Property and equipment, net as of February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Leasehold improvements	$10,393	$10,572
Internal-use software	9,041	8,230
Computer equipment	5,297	4,849
Furniture and fixtures	1,809	2,304
Office equipment	379	496
Assets under construction	111	111
Total property and equipment	$27,030	$26,562
Less accumulated depreciation and amortization	(13,697)	(12,257)
Property and equipment, net	$13,333	$14,305

Depreciation expense related to property and equipment was $0.7 million and $0.8 million for the three months ended February 28, 2022 and 2021, respectively and $1.4 million and $1.6 million for the six months ended February 28, 2022 and 2021, respectively.

The Company has determined the useful life of capitalized internal-use software to be three years. Amortization expense related to internal-use software was $0.6 million and $0.5 million for the three months ended February 28, 2022 and 2021, respectively and $1.1 million and $1.0 million for the six months ended February 28, 2022 and 2021, respectively.

(7)
Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2019.

Intangible assets as of February 28, 2022 and August 31, 2021 consisted of the following:

	February 28, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	56,955	$46,645	4.8 years
Acquired technology	32,235	25,727	6,508	1.5 years
Trademarks and tradenames	9,400	5,248	4,152	4.3 years
Domain name	100	55	45	4.4 years
Backlog	6,700	6,612	88	0.4 years
	$152,035	$94,597	$57,438

	August 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	51,815	$51,785	5.3 years
Acquired technology	32,235	23,509	8,726	1.8 years
Trademarks and tradenames	9,400	4,778	4,622	4.8 years
Domain name	100	50	50	4.8 years
Backlog	6,700	6,524	176	0.8 years
	$152,035	$86,676	$65,359

Amortization expense was $3.9 million and $4.1 million for the three months ended February 28, 2022 and 2021, respectively, and $7.9 million and $8.2 million for the six months ended February 28, 2022 and 2021, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of February 28, 2022, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2022	$7,872
2023	15,225
2024	11,453
2025	11,307
2026 and thereafter	11,581
Total	$57,438

(8)
Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Numerator
Net loss	$(879)	$(6,364)	$(187)	$(11,015)
Denominator
Weighted average shares of common stock - basic and diluted	132,103,016	130,982,116	132,057,733	130,851,680
Net earnings (loss) per share - basic and diluted	$(0.01)	$(0.05)	$(0.00)	$(0.08)

As of February 28, 2022, and 2021, 1,619,702 and 2,810,693, respectively, shares outstanding of potential common stock, using of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

(9)
Other Assets

Other assets as of February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Deferred contract costs	$13,559	$14,056
Other noncurrent assets	6,887	5,357
Total other assets	$20,446	$19,413

The amortization related to deferred contracts costs was $0.6 million and $1.2 million for the three months ended February 28, 2022 and 2021, respectively, and $1.2 million and $1.8 million for the six months ended February 28, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.

(10)
Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of February 28, 2022 and August 31, 2021, consisted of the following:

	February 28,	August 31,
	2022	2021
Accounts receivable	$41,758	$36,054
Allowance for credit losses	(2,693)	(1,425)
Accounts receivable, net	$39,065	$34,629

The following table presents changes to the allowance for credit losses during the six months ended February 28, 2022:

Allowance, August 31, 2021	$(1,425)
Net changes to credit losses	(2,189)
Write-offs, net	711
Recoveries of previously reserved amounts	210
Allowance, February 28, 2022	$(2,693)

(11)
Accrued Liabilities

Accrued liabilities as of February 28, 2022 and August 31, 2021 consisted of the following:

	February 28,	August 31,
	2022	2021
Accrued bonuses	$8,489	$18,831
Accrued vacation	7,099	5,572
Accrued hosting fees	6,789	7,500
Accrued withholding taxes	2,425	2,771
Liability-classified phantom units and SARs	1,163	3,036
Accrued professional service fees	454	369
Accrued commissions	294	1,429
Other	5,263	6,929
Total accrued liabilities	$31,976	$46,437

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of February 28, 2022.

There was no outstanding balance under the revolving credit facility at February 28, 2022 or August 31, 2021. Letters of credit of $0.8 million and $0.9 million were outstanding under the revolving credit facility at February 28, 2022 and August 31, 2021, respectively.

(13)
Commitments and Contingencies
(a)
Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of February 28, 2022 or 2021.

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

(14)
Share-Based Compensation

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three and six months ended February 28, 2022 and 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Cost of subscription revenue	$121	$132	$163	$212
Cost of maintenance and support revenue	9	8	17	15
Cost of professional services revenue	353	1,139	253	1,750
Research and development	513	709	742	1,220
Sales and marketing	448	1,395	388	2,294
General and administrative	1,666	1,133	2,759	2,117
Total share-based compensation expense	$3,110	$4,516	$4,322	$7,608

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	February 28,	August 31,
	2022	2021
United States	$11,937	$12,814
All other	1,396	1,491
Total property and equipment, net	$13,333	$14,305

(16)
Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of February 28, 2022, Accenture held 16% of the outstanding shares of common stock of the Company.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three and six months ended February 28, 2022 and 2021, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During both the three and six months ended February 28, 2022 and 2021, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

During the six months ended February 28, 2022, the Company recognized revenue from customers that invested in the Company’s Class E Preferred Units whose shares converted to common stock in our IPO. The Company recognized aggregate revenue of $8.8 million and $8.1 million during the three months ended February 28, 2022 and 2021, respectively, and $15.0 million and $15.6 million during the six months ended February 28, 2022 and 2021, respectively. Deferred revenue from these customers was $2.5 million and $4.1 million as of February 28, 2022 and August 31, 2021, respectively.

Outstanding accounts receivables due from these customers was $8.2 million and $5.0 million as of February 28, 2022 and August 31, 2021, respectively.

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

Overview

We are a leading provider of core systems to the property and casualty (P&C) insurance industry through our cloud offering, Duck Creek OnDemand, delivered as software-as-a-service (SaaS). We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of insurers’ core processes (policy administration, billing and claims management) as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership.

Our deep understanding of the P&C insurance industry has enabled us to develop a single, unified suite of insurance software products that is tailored to address the key challenges faced by carriers worldwide. Our solutions promote carriers’ agility, intelligence and efficiency by enabling rapid integration and streamlining the ability to capture, access and utilize data more effectively. The Duck Creek Suite includes several products that support the P&C insurance process lifecycle, such as:

•
Duck Creek Policy: a solution that enables insurers to develop and launch new insurance products and manage all aspects of policy administration, from product definition to quoting, binding, and servicing
•
Duck Creek Billing: a solution that supports fundamental payment and invoicing capabilities (such as billing and collections, commission processing, disbursement management and general ledger capabilities) for all insurance lines and bill types
•
Duck Creek Claims: a solution that supports the entire claims lifecycle from first notice of loss through investigation, payments, negotiations, reporting and closure

In addition, we offer other innovative solutions, such as Duck Creek Rating, Duck Creek Insights, Duck Creek Digital Engagement, Duck Creek Distribution Management, Duck Creek Producer, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations and Duck Creek Industry Content, which provide additional features and functionalities that further help our customers meet the increasing and evolving demands of the P&C industry. Our customers purchase and deploy Duck Creek OnDemand, our SaaS solution, either individually or as a suite.

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the six months ended February 28, 2022 and 2021, SaaS ACV bookings represented 92% and 100% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, over 70 of which have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (affiliated entities). We did not have any affiliated entities that accounted for more than 10% of our total revenue in the second quarter of fiscal 2022 and one affiliated entity that accounted for more than 10% of our total revenue in the second quarter of fiscal 2021.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended February 28, 2022 and 2021, subscription revenue was 78% and 76% of software revenue, respectively. For the six months ended February 28, 2022 and 2021, subscription revenue was 80% and 77% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have, initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results and in future periods. Our term license revenue accounted for 9% of software revenue during both the three months ended February 28, 2022 and 2021, respectively, and for 7% of software revenue during both the six months ended February 28, 2022 and 2021, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $13.6 million and $14.2 million in the three months ended February 28, 2022 and 2021, respectively, and $26.7 million and $26.8 million in the six months ended February 28, 2022 and 2021, respectively. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team and data hosting costs are the fastest growing components of our cost of subscription revenue. Our cost of subscription revenue totaled $14.2 million and $11.4 million in the three months ended February 28, 2022 and 2021, respectively, and $28.8 million and $21.5 million in the six months ended February 28, 2022 and 2021, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $14.3 million and $12.7 million during the three months ended February 28, 2022 and 2021, respectively, and $26.6 million and $23.8 million during the six months ended February 28, 2022 and 2021, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended February 28, 2022 and 2021, our professional services revenue was $26.0 million and $22.6 million, respectively, and $55.5 million and $46.0 million during the six months ended February 28, 2022 and 2021, respectively.

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

Share-based Compensation. For the six months ended February 28, 2022, a portion of our share-based compensation decreased due to liability-based awards whose value depends, in part, upon the Company’s stock price and other market-based metrics.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 78% and 76% of software revenue during the three months ended February 28, 2022 and 2021, respectively, and 80% and 77% of software revenue during the six months ended February 28, 2022 and 2021, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect potential volatility across quarters for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 9% of software revenue during both the three months ended February 28, 2022 and 2021, respectively, and 7% of software revenue during both the six months ended February 28, 2022 and 2021, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 12% and 15% of software revenue during the three months ended February 28, 2022 and 2021, respectively, and 13% and 16% of software revenue during the six months ended February 28, 2022 and 2021, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 34% and 36% of our total revenue for the three months ended February 28, 2022 and 2021, respectively, and 37% and 38% of our total revenue for the six months ended February 28, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended February 28,
(dollars in thousands)	2022		2021
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$39,593	52%	$30,608	49%
License	4,649	6	3,588	6
Maintenance and support	6,204	8	5,885	9
Professional services	25,972	34	22,571	36
Total revenue	76,418	100	62,652	100
Cost of revenue
Subscription	14,244	19	11,411	18
License	413	1	446	1
Maintenance and support	984	1	859	1
Professional services	16,448	22	14,826	24
Total cost of revenue	32,089	43	27,542	44
Gross margins	44,329	57	35,110	56
Operating expenses
Research and development	14,316	19	12,681	20
Sales and marketing	13,571	18	14,165	23
General and administrative	16,831	22	14,617	23
Change in fair value of contingent consideration	—	—	95	—
Total operating expense	44,718	59	41,558	66
Loss from operations	(389)	(1)	(6,448)	(10)
Other income (expense), net	(32)	—	510	1
Interest expense, net	(35)	—	(38)	—
Loss before income taxes	(456)	(1)	(5,976)	(9)
Provision for income taxes	423	1	388	1
Net loss	$(879)	(1)%	$(6,364)	(10)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Cost of subscription revenue	$121	$132	$163	$212
Cost of maintenance and support revenue	9	8	17	15
Cost of services revenue	353	1,139	253	1,750
Research and development	513	709	742	1,220
Sales and marketing	448	1,395	388	2,294
General and administrative	1,666	1,133	2,759	2,117
Total share-based compensation expense	$3,110	$4,516	$4,322	$7,608

Revenue

Subscription

Subscription revenue increased $9.0 million, or 29%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $1.1 million, or 30%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to timing of existing customer renewals, including multi-year license renewals which did not occur in the prior period.

Maintenance and Support

Maintenance and support revenue increased $0.3 million, or 5%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to increases of maintenance and support growth fees charged to customers during the period.

Professional services

Professional services revenue increased $3.4 million, or 15%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to several large implementation projects and growth of our existing software customer base, partially offset by a decrease from completed project implementations.

Cost of Revenue

Cost of revenue increased $4.5 million, or 17%, in the three months ended February 28, 2022 compared to the three months ended February 28, 2021.

Cost of Subscriptions

Cost of subscription revenue increased $2.8 million, or 25%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to an increase in SaaS customers. This increase is comprised primarily of a $1.8 million increase in hosting costs from increased usage and a $1.1 million increase in payroll and related costs as we continue to build out the SaaS operations team and support customer growth.

Cost of License

Cost of license revenue decreased 7% in the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to a decrease in the amount of amortization on previously acquired technology intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.1 million, or 15%, in the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $1.6 million, or 11%, in the three months ended February 28, 2022 versus the three months ended February 28, 2021, mainly attributable to an increase of $2.0 million in payroll and related costs, driven by increased headcount and contingent labor increased $0.6 million. These increases were partially offset by a $0.8 million decrease in share-based compensation expense and decrease of $0.4 million in bonus compensation expense.

Gross Margins

Gross margins increased $9.2 million, or 26%, in the three months ended February 28, 2022 versus the three months ended February 28, 2021, primarily due to a $6.2 million increase in subscription gross margin, a $1.8 million increase in professional services gross margin, a $1.1 million increase in license gross margin, and a nominal increase in maintenance and support gross margin. The increase in subscription gross margins was driven by strong growth in subscription revenue.

Our gross margin percentage increased to 57% from 56% in the three months ended February 28, 2022 versus the three months ended February 28, 2021. The subscription gross margin percentage increased to 64% from 63%, professional services gross margin percentage increased to 37% from 34% and license gross margin percentage increased to 91% from 88% while maintenance and support gross margin percentage decreased to 84% from 85%.

Operating Expenses

Research and Development Expense

Research and development expense increased $1.6 million, or 13%, during the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to a $1.6 million increase in payroll costs from an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense decreased $0.6 million, or (4%), during the three months ended February 28, 2022 versus the three months ended February 28, 2021, primarily due to a $1.3 million decrease in share-based compensation expense and bonus compensation expense, partially offset by a $0.7 million increase in payroll costs from increased headcount.

General and Administrative Expense

General and administrative expense increased $2.2 million, or 15%, in the three months ended February 28, 2022 versus the three months ended February 28, 2021, primarily due to a $1.4 million increase in allowance for credit losses, a $0.5 million increase in share-based compensation expense, a $0.4 million increase in professional service fees, a $0.3 million increase on losses from the disposal of fixed assets, and a $0.3 million increase related to computer hardware and software expenses. These increases were partially offset by a $0.5 million decrease in bonus compensation expense and $0.4 million decrease in facilities.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration was paid in full during the first quarter fiscal year 2022.

Other Income (Expense), Net

Other income (expense), net decreased $0.5 million during the three months ended February 28, 2022 as compared to the three months ended February 28, 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Expense, Net

Interest expense, net remained consistent for the three months ended February 28, 2022 versus the three months ended February 28, 2021. Interest expense consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments.

Provision for Income Taxes

Provision for income taxes increased 9% in the three months ended February 28, 2022 versus the three months ended February 28, 2021 primarily due to the impact of goodwill amortized for tax not for book, impact of higher profits in foreign subsidiaries and state taxes.

Results of Operations

Comparison of the Six Months Ended February 28, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Six Months Ended February 28,
(dollars in thousands)	2022		2021
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$75,298	51%	$58,517	48%
License	6,561	4	4,938	4
Maintenance and support	12,481	8	12,075	10
Professional services	55,499	37	46,028	38
Total revenue	149,839	100	121,558	100
Cost of revenue
Subscription	28,829	19	21,495	18
License	657	—	834	1
Maintenance and support	1,864	1	1,701	1
Professional services	31,690	21	28,542	23
Total cost of revenue	63,040	41	52,572	43
Gross margins	86,799	59	68,986	57
Operating expenses
Research and development	26,637	18	23,785	20
Sales and marketing	26,738	18	26,762	22
General and administrative	31,866	21	29,035	24
Change in fair value of contingent consideration	67	—	98	—
Total operating expense	85,308	57	79,680	66
Income (loss) from operations	1,491	2	(10,694)	(9)
Other income (expense), net	(728)	—	463	—
Interest expense, net	(153)	—	(81)	—
Income (loss) before income taxes	610	-	(10,312)	(8)
Provision for income taxes	797	1	703	1
Net loss	$(187)	(0)%	$(11,015)	(9)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Six Months Ended February 28,
	2022	2021
Cost of subscription revenue	$163	$212
Cost of maintenance and support revenue	17	15
Cost of professional services revenue	253	1,750
Research and development	742	1,220
Sales and marketing	388	2,294
General and administrative	2,759	2,117
Total share-based compensation expense	$4,322	$7,608

Revenue

Subscription

Subscription revenue increased $16.8 million, or 29%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $1.6 million, or 33%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to timing of existing customer renewals, including multi-year license renewals which did not occur in the prior period.

Maintenance and Support

Maintenance and support revenue increased $0.4 million, or 3%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to renewal term increases of maintenance and support fees charged to customers during the period.

Professional services

Professional services revenue increased $9.5 million, or 21%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to continued work on several large implementation projects and growth of our existing software customer base, partially offset by a decrease from completed project implementations.

Cost of Revenue

Cost of revenue increased $10.5 million, or 20%, in the six months ended February 28, 2022 compared to the six months ended February 28, 2021.

Cost of Subscriptions

Cost of subscription revenue increased $7.3 million, or 34%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to an increase in SaaS customers, and is comprised of a $4.2 million increase in hosting costs due to usage increase, a $2.0 million increase in payroll and related costs, and a $0.8 million increase in computer hardware and software costs.

Cost of License

Cost of license revenue decreased $0.2 million, or 21% in the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to a decrease in the amount of amortization on previously acquired technology intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.2 million, or 10%, in the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $3.1 million, or 11%, in the six months ended February 28, 2022 versus the six months ended February 28, 2021, mainly attributable to an increase of $3.5 million in payroll and related costs, driven by increased headcount and contingent labor increased $1.1 million. These increases were partially offset by a $1.5 million decrease in share-based compensation expense.

Gross Margins

Gross margins increased $17.8 million, or 26%, in the six months ended February 28, 2022 versus the six months ended February 28, 2021, primarily due to a $9.4 million increase in subscription gross margin, a $6.3 million increase in professional services gross margin, a $1.8 million increase in license gross margin, and a nominal increase in maintenance and support gross margin. The increase in subscription gross margins was driven by strong growth in subscription revenue.

Our gross margin percentage increased to 58% from 57% in the six months ended February 28, 2022 versus the six months ended February 28, 2021. The subscription gross margin percentage experience a nominal decrease to 62% from 63%, professional services gross margin percentage increased to 43% from 38% and license gross margin percentage increased to 90% from 83% while maintenance and support gross margin percentage experienced a nominal decrease to 85% from 86%.

Operating Expenses

Research and Development Expense

Research and development expense increased $2.9 million, or 12%, during the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to a $2.6 million increase in payroll costs from increased headcount and $0.4 million increase in hosting costs. These increases were partially offset by a $0.5 million decrease in share-based compensation expense.

Sales and Marketing Expense

Sales and marketing expense remained consistent for the six months ended February 28, 2022 versus the six months ended February 28, 2021, primarily due to an increase of $1.6 million in payroll and bonus costs from increased headcount, a $0.4 million increase in recruiting, and a $0.4 million increase in travel and entertainment. These increases were offset by a $1.9 million decrease in share-based compensation and a $0.5 million decrease in marketing programs spend.

General and Administrative Expense

General and administrative expense increased $2.8 million, or 10%, in the six months ended February 28, 2022 versus the six months ended February 28, 2021, primarily due to a $2.2 million increase in allowance for credit losses, a $0.6 million increase in share-based compensation expense, a $0.5 million increase related to computer hardware and software expenses, a $0.3 million increase on losses from the disposal of fixed assets, and a $0.3 million increase in insurance expense. These increases were partially offset by a $0.9 million decrease in professional services expense and a $0.5 million decrease in facilities.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration has been paid in full as of February 28, 2022.

Other Income (Expense), Net

Other income (expense), net decreased $1.2 million, or 257% during the six months ended February 28, 2022 as compared to the six months ended February 28, 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar, partially offset by a $0.1 million gain on the derecognition of a lease liability.

Interest Expense, Net

Interest expense, net decreased $0.1 million, or 89% during the six months ended February 28, 2022 versus the six months ended February 28, 2021. Interest expense consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments during the period.

Provision for Income Taxes

Provision for income taxes increased 13% in the six months ended February 28, 2022 versus the six months ended February 28, 2021 primarily due to the impact of goodwill amortized for tax not for book, impact of higher profits in foreign subsidiaries and state taxes.

Liquidity and Capital

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through net proceeds received from our IPO. As of February 28, 2022, we had $348.6 million in cash and cash equivalents, no outstanding borrowings under our revolving credit facility, and $0.8 million of outstanding letters of credit. We also had $44.2 million of additional principal availability under our revolving credit facility. We believe that our existing cash and cash equivalents, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of February 28, 2022, $121.9 million of cash was held by our foreign subsidiaries. Of this cash balance, $100.0 million is the result of repaying an intercompany loan during the three months ended November 30, 2021 and is held in a U.S. dollar-based bank account. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations; however, we may utilize all or part of the $100.0 million to finance future acquisitions.

Summary of Cash Flows for the Six Months Ended February 28, 2022 and 2021

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended February 28,
($ in thousands)	2022	2021
Net cash used in operating activities	$(23,026)	$(23,093)
Net cash provided by (used in) investing activities	190,657	(289,334)
Net cash used in financing activities	(4,696)	(1,377)
Net increase (decrease) in cash and cash equivalents	162,935	(313,804)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$348,592	$76,074

Operating Activities

We used $23.0 million of cash from operating activities during the six months ended February 28, 2022, resulting from our net income, after including the impact of non-cash benefits, of $16.2 million and $39.2 million of cash used in working capital activities. Cash used in working capital activities during the six months ended February 28, 2022 was primarily due to annual bonus payments of $18.8 million, an increase in accounts receivable and unbilled revenue of $11.4 million, an increase in prepaid expenses of $3.6 million, and a decrease in deferred revenue of $5.4 million.

We used $23.1 million of cash from operating activities during the six months ended February 28, 2021, resulting from our net income, after including the impact of non-cash benefits, of $7.0 million and $30.1 million of cash used in working capital activities. Cash used in working capital activities during the six months ended February 28, 2021 was primarily due to annual bonus payments of $18.2 million and Phantom unit settlement payments of $6.9 million as result of our IPO in the prior period.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

We had cash provided by investing activities of $190.7 million during the six months ended February 28, 2022 compared to cash used in investing activities of $289.3 million in the six months ended February 28, 2021. During the six months ended February 28, 2022, we had maturities of short-term investments of $191.9 million compared to purchases of short-term investments of $287.9 million in the six months ended February 28, 2021.

In the six months ended February 28, 2022, we spent cash of $0.6 million on purchases of property, plant and equipment, compared to $0.7 million during the six months ended February 28, 2021. Additionally, our capitalized costs for internal use software were $0.7 million during the six months ended February 28, 2022 compared to $0.8 million during the six months ended February 28, 2021.

Financing Activities

We used $4.7 million of cash in financing activities during the six months ended February 28, 2022, compared to cash used in financing activities of $1.4 million during the six months ended February 28, 2021. Cash used in financing activities during the six months ended February 28, 2022 primarily related to a $3.9 million contingent earnout liability payment, as compared to a $1.9 million contingent earnout liability payment in the prior year. During the six months ended February 28, 2021, the Company made $3.7 million in payments of deferred IPO costs and received $3.5 million in proceeds from a follow-on offering.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $7.3 million and $3.0 million for the three months ended February 28, 2022 and 2021, respectively, and $15.1 million and $6.6 million for the six months ended February 28, 2022 and 2021, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2022	2021	2022	2021
GAAP Net loss	$(879)	$(6,364)	$(187)	$(11,015)
Provision for income taxes	423	388	797	703
Other income (expense), net	32	(510)	728	(463)
Interest expense, net	35	38	153	81
Depreciation of property and equipment	660	800	1,364	1,587
Amortization of intangible assets	3,904	3,994	7,833	7,988
Share-based compensation expense	3,110	4,516	4,322	7,608
Change in fair value of contingent earnout liability	—	95	67	98
Adjusted EBITDA	$7,285	$2,957	$15,077	$6,587
Adjusted EBITDA as a percent of total revenue	10%	5%	10%	5%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was $1.2 million and ($1.6) million for the three months ended February 28, 2022 and 2021, respectively, and ($24.3) million and ($24.5) million for the six months ended February 28, 2022 and 2021, respectively. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$1,577	$(921)	$(23,026)	$(23,093)
Purchases of property and equipment	(33)	(484)	(573)	(672)
Capitalized internal-use software	(321)	(214)	(687)	(750)
Free Cash Flow	$1,223	$(1,619)	$(24,286)	$(24,515)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $46.5 million and $38.1 million for the three months ended February 28, 2022 and 2021, respectively, and $90.6 million and $74.3 million for the six months ended February 28, 2022 and 2021, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2022	2021	2022	2021
GAAP Gross Margin	$44,329	$35,110	$86,799	$68,986
Share-based compensation expense	483	1,280	433	1,977
Amortization of intangible assets	1,097	1,186	2,218	2,372
Amortization of capitalized internal-use software	561	498	1,122	996
Non-GAAP Gross Margin	$46,470	$38,074	$90,572	$74,331

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $6.6 million and $2.2 million for the three months ended February 28, 2022 and 2021, respectively, and $13.7 million and $5.0 million for the six months ended February 28, 2022 and 2021, respectively. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28,		Six Months Ended February 28,
($ in thousands)	2022	2021	2022	2021
GAAP Income (Loss) from Operations	$(389)	$(6,448)	$1,491	$(10,694)
Share-based compensation expense	3,110	4,516	4,322	7,608
Amortization of intangible assets	3,904	3,994	7,833	7,988
Change in fair value of contingent earnout liability	—	95	67	98
Non-GAAP Income from Operations	$6,625	$2,157	$13,713	$5,000

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $5.0 million and $2.0 million for the three months ended February 28, 2022 and 2021, respectively, and $9.8 million and $4.1 million for the six months ended February 28, 2022 and 2021, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended February 28,				Six Months Ended February 28,
($ in thousands)	2022	Per Share	2021	Per Share	2022	Per Share	2021	Per Share
GAAP Net loss	$(879)	$(0.01)	$(6,364)	$(0.05)	$(187)	$(0.00)	$(11,015)	$(0.08)
Add: GAAP tax provision (1)	423		388		797		703
GAAP pre-tax income (loss)	(456)		(5,976)		610		(10,312)
Share-based compensation expense	3,110		4,516		4,322		7,608
Amortization of intangible assets	3,904		3,994		7,833		7,988
Change in fair value of contingent earnout liability	—		95		67		98
Non-GAAP pre-tax income	6,558		2,629		12,832		5,382
Non-GAAP tax provision applied at a 24% tax rate (1)	1,574		631		3,080		1,292
Non-GAAP Net Income (1)	$4,984	$0.04	$1,998	$0.01	$9,752	$0.07	$4,090	$0.03

Shares used in computing Non-GAAP income per share amounts (2):
GAAP weighted-average shares - basic and diluted	132,103,016		130,982,116		132,057,733		130,851,680
Non-GAAP dilutive shares (using the treasury stock method)	1,619,702		2,810,693		1,619,702		2,810,693
Non-GAAP weighted-average shares - diluted	133,722,718		133,792,809		133,677,435		133,662,373

(1)
Our GAAP tax provision is primarily related to state taxes and income taxes in profitable foreign jurisdictions. We maintain a full valuation allowance against our deferred tax assets in the U.S. For purposes of determining our Non-GAAP Net Income, we have applied a tax rate of 24% which represents our estimated effective tax rate.
(2)
For all periods presented, the Company had a GAAP net loss and non-GAAP net income. As such, outstanding potential shares of common stock are only included for the calculation of Non-GAAP earnings per share since these shares would be anti-dilutive for the calculation of GAAP earnings per share.

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing the recurring subscription revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 115.5% and 120.7% as of February 28, 2022 and 2021, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $151.4 million and $118.1 million as of February 28, 2022 and 2021, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of February 28, 2022.

We incurred $0.7 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to legal expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of February 28, 2022 and 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the six months ended February 28, 2022 and 2021, respectively.

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

Interest Rate Risk

As of February 28, 2022, our cash and cash equivalents balance did not include any restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (filed October 29, 2021). There have been no material changes to our market risks or to our management of such risks as of February 28, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of February 28, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Employment Agreement, dated as of February 26, 2022 and effective as of April 4, 2022, by and between Duck Creek Technologies LLC and Kevin R. Rhodes

10.2*	Amendment to Employment Agreement, dated as of March 31, 2022, by and between Duck Creek Technologies LLC and Eugene Van Biert, Jr.

10.3*	Employment Agreement, dated as of November 6, 2016, by and between Duck Creek Technologies LLC and Eugene Van Biert, Jr.

10.4*	Employment Agreement, dated as of August 3, 2020, by and between Duck Creek Technologies LLC and Eva F. Harris (formerly Huston).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duck Creek Technologies, Inc.

Date: April 7, 2022	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer
(principal executive officer)

Date: April 7, 2022	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(principal financial officer and principal accounting officer)