Form 10-Q
period 2022-05-31
DUCK CREEK TECHNOLOGIES, INC.
filed 2022-06-30
CIK 1160951

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of June 28, 2022, the registrant had 132,571,189 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	May 31,	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$141,683	$185,657
Short-term investments	223,511	191,981
Accounts receivable, net	32,105	34,629
Unbilled revenue	29,380	24,423
Prepaid expenses and other current assets	13,194	14,381
Total current assets	439,873	451,071
Property and equipment, net	12,740	14,305
Operating lease assets	15,783	17,798
Goodwill	272,455	272,455
Intangible assets, net	53,502	65,359
Deferred tax assets	1,398	2,331
Unbilled revenue, net of current portion	916	1,401
Other assets	20,031	19,413
Total assets	$816,698	$844,133
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,048	$2,070
Accrued liabilities	33,814	46,437
Contingent earnout liability	—	5,462
Lease liability	4,072	4,110
Deferred revenue	24,378	29,577
Total current liabilities	63,312	87,656
Lease liability, net of current portion	17,852	21,273
Deferred revenue, net of current portion	49	—
Other long-term liabilities	2,376	4,466
Total liabilities	83,589	113,395
Commitments and contingencies
Stockholders' equity
Common stock, 135,183,927 shares issued and 132,547,111 shares outstanding at May 31, 2022, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 300,000,000 shares authorized at May 31, 2022 and August 31, 2021, par value $0.01 per share	1,352	1,346
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at May 31, 2022 and August 31, 2021, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,636,816 shares at May 31, 2022 and 2,625,062 shares at August 31, 2021	(68,110)	(67,764)
Accumulated deficit	(47,216)	(41,265)
Accumulated other comprehensive income	169	64
Additional paid in capital	846,914	838,357
Total stockholders' equity	733,109	730,738
Total liabilities and stockholders' equity	$816,698	$844,133

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Revenue:
Subscription	$38,049	$33,552	$113,347	$92,069
License	2,877	2,474	9,438	7,412
Maintenance and support	6,038	6,329	18,519	18,404
Professional services	25,400	25,583	80,899	71,611
Total revenue	72,364	67,938	222,203	189,496
Cost of revenue:
Subscription	14,639	12,045	43,468	33,540
License	441	535	1,098	1,369
Maintenance and support	928	855	2,792	2,556
Professional services	16,061	14,315	47,751	42,857
Total cost of revenue	32,069	27,750	95,109	80,322
Gross margin	40,295	40,188	127,094	109,174
Operating expenses:
Research and development	14,236	12,255	40,873	36,040
Sales and marketing	16,003	13,628	42,741	40,390
General and administrative	14,783	15,238	46,649	44,273
Change in fair value of contingent consideration	—	(389)	67	(291)
Total operating expenses	45,022	40,732	130,330	120,412
Loss from operations	(4,727)	(544)	(3,236)	(11,238)
Other income (expense), net	(913)	546	(1,641)	1,009
Interest income (expense), net	283	(6)	130	(87)
Loss before income taxes	(5,357)	(4)	(4,747)	(10,316)
Provision for income taxes	407	353	1,204	1,056
Net loss	$(5,764)	$(357)	$(5,951)	$(11,372)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.08)
Weighted average shares of common stock, basic and diluted	132,523,919	131,613,003	132,131,077	130,992,672

1.
See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net loss	$(5,764)	$(357)	$(5,951)	$(11,372)
Other comprehensive loss:
Unrealized gains on available-for-sale securities	169	85	105	79
Total other comprehensive income	169	85	105	79
Comprehensive loss	$(5,595)	$(272)	$(5,846)	$(11,293)

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Income	deficit	equity
Balance at August 31, 2021	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$730,738
Net income	—	—	—	—	—	—	692	692
Repurchase of common stock	—	—	3,301	(141)	—	—	—	(141)
Share-based compensation expense		—	—	—	2,481	—	—	2,481
Issuance of common stock upon exercise of stock options	4,897	—	—	—	132	—	—	132
Vesting of restricted stock awards	60,148	1	—	—	(1)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(13)	—	(13)
Balance at November 30, 2021	134,690,424	$1,347	2,628,363	$(67,905)	$840,969	$51	$(40,573)	$733,889
Net loss	—	—	—	—	—	—	(879)	(879)
Repurchase of common stock	—	—	3,099	(95)	—	—	—	(95)
Share-based compensation expense	—	—	—	—	3,380	—	—	3,380
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	434,689	4	—	—	(4)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(51)	—	(51)
Balance at February 28, 2022	135,125,113	$1,351	2,631,462	$(68,000)	$844,345	$—	$(41,452)	$736,244
Net loss	—	—	—	—	—	—	(5,764)	(5,764)
Repurchase of common stock	—	—	5,354	(110)	—	—	—	(110)
Share-based compensation expense	—	—	—	—	2,569	—	—	2,569
Vesting of restricted stock awards	58,814	1	—	—	—	—	—	1
Unrealized gain on available-for-sale securities	—	—	—	—	—	169	—	169
Balance at May 31, 2022	135,183,927	$1,352	2,636,816	$(68,110)	$846,914	$169	$(47,216)	$733,109

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Loss	deficit	equity
Balance at August 31, 2020	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$733,757
Net loss	—	—	—	—	—	—	(4,651)	(4,651)
Repurchase of common stock	—	—	1,475	(57)	—	—	—	(57)
Share-based compensation expense	—	—	—	—	2,333	—	—	2,333
Vesting of restricted stock awards	142,193	1	—	—	(1)	—	—	—
Balance at November 31, 2020	133,411,494	$1,334	2,557,031	$(64,745)	$823,778	$—	$(28,985)	$731,382
Net loss	—	—	—	—	—	—	(6,364)	(6,364)
Proceeds from follow-on offering, net of issuance costs	90,000	1	—	—	3,452	—	—	3,453
Share-based compensation expense	—	—	—	—	2,478	—	—	2,478
Issuance of common stock upon exercise of stock options	36,809	—	—	—	993	—	—	993
Vesting of restricted stock awards	543,170	6	—	—	(6)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(6)	—	(6)
Balance at February 28, 2021	134,081,473	$1,341	2,557,031	$(64,745)	$830,695	$(6)	$(35,349)	$731,936
Net loss	—	—	—	—	—	—	(357)	(357)
Share-based compensation expense	—	—	—	—	1,974	—	—	1,974
Issuance of common stock upon exercise of stock options	35,674	—	—	—	963	—	—	963
Vesting of restricted stock awards	100,263	1	—	—	(1)	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	85	—	85
Balance at May 31, 2021	134,217,410	$1,342	2,557,031	$(64,745)	$833,631	$79	$(35,706)	$734,601

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2022	2021
Operating activities:
Net loss	$(5,951)	$(11,372)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	1,987	2,377
Amortization of capitalized software	1,684	1,506
Amortization of intangible assets	11,857	12,262
Amortization of deferred financing fees	93	85
Share-based compensation expense	6,729	9,305
Change in fair value of contingent earnout liability	67	(291)
Payment of contingent earnout liability in excess of acquisition date fair value	(1,650)	—
Changes to allowance for credit losses	2,243	664
Deferred taxes	932	(676)
Other non-cash items	—	(37)
Changes in operating assets and liabilities
Accounts receivable	281	(8,693)
Unbilled revenue	(4,471)	(3,459)
Prepaid expenses and other current assets	1,237	262
Other assets	(48)	(376)
Accounts payable	(1,006)	895
Accrued liabilities	(9,910)	(6,402)
Deferred revenue	(5,150)	(2,029)
Operating leases	(1,444)	(1,328)
Cash settlement of vested phantom stock	(1,011)	(9,075)
Other long-term liabilities	(2,089)	164
Net cash used in operating activities	(5,620)	(16,218)
Investing activities:
Purchase of short-term investments	(223,342)	(287,912)
Maturities of short-term investments	191,917	32,000
Capitalized internal-use software	(1,282)	(864)
Purchase of property and equipment	(841)	(834)
Net cash used in investing activities	(33,548)	(257,610)
Financing activities:
Proceeds from follow-on offering, net of issuance costs	—	3,452
Payment of deferred IPO costs	—	(3,650)
Payment of deferred Class E offering costs	—	(192)
Purchase of treasury stock	(346)	(57)
Proceeds from stock option exercises	132	1,957
Payments of contingent earnout liability	(3,879)	(1,923)
Payment of deferred financing costs	(713)	—
Net cash used in financing activities	(4,806)	(413)
Net decrease in cash and cash equivalents	(43,974)	(274,241)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$141,683	$115,637
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	1,455	2,373
Purchases of property and equipment recorded in accounts payable and accrued liabilities	—	306
Cash payments of contingent earnout liability	5,529	1,923

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

(d)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021. There have been no material changes to the significant accounting policies during the nine months ended May 31, 2022.

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

The following table summarizes revenue by geographic area based on the location of the customer contracting entity, regardless of where the products or services are used, for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
United States	$66,799	$62,604	$206,648	$172,688
All other	5,565	5,334	15,555	16,808
Total revenue	$72,364	$67,938	$222,203	$189,496

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

During the three months ended May 31, 2022 and 2021, $1.2 million and $2.4 million, respectively, and during the nine months ended May 31, 2022 and 2021, $21.4 million and $15.7 million, respectively of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

During the three months ended May 31, 2022 and 2021, the Company recognized revenue of $4.4 million and $3.8 million, respectively, and for the nine months ended May 31, 2022 and 2021, $25.8 million and $27.9 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2022, approximately $470.5 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $46.5 million in fiscal 2022 and approximately $424.0 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

(3)
Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability during the nine months ended May 31, 2022:

Outline Systems, LLC
Balance at August 31, 2021	$5,462
Change in fair value, including accretion	67
Payments to sellers	(5,529)
Balance at May 31, 2022	$—

The final earnout payment related to the Outline acquisition was made in November 2021. The total cumulative earnout paid to the Outline sellers was $10.3 million.

(4)
Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	May 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$44,575	$—	$—	$44,575
U.S. Government agency securities - presented in cash and cash equivalents	31,992	—	—	31,992
U.S. Government agency securities - presented in short-term investments	223,342	169	—	223,511
Total	$299,909	$169	$—	$300,078

	August 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities - presented in short-term investments	$191,917	$64	$—	$191,981
Total	$191,917	$64	$—	$191,981

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales, twelve purchases, and ten maturities of securities during the nine months ended May 31, 2022.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of May 31, 2022 and August 31, 2021:

	May 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$44,575	$—	$—	$44,575
U.S. Government agency securities - presented in cash and cash equivalents	$31,992			$31,992
U.S. Government agency securities - presented in short-term investments	223,511	—	—	223,511
Total assets	$300,078	$—	$—	$300,078
Liabilities:
Liability classified awards	$58	$—	$173	$231
Total liabilities	$58	$—	$173	$231

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities - presented in short-term investments	$—	$191,981	$—	$191,981
Total assets	$—	$191,981	$—	$191,981
Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462
Total liabilities	$1,448	$—	$7,050	$8,498

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above. Quoted prices for liability classified stock appreciation rights are not readily available. Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the nine months ended May 31, 2022:

Balance as of August 31, 2021	$1,588
Additions due to new awards	—
Net change in the fair value	(1,415)
Cash settlement of awards	—
Balance as of May 31, 2022	$173

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Computer software and licenses	$8,161	$5,861
Directors and officers insurance	1,234	5,515
Other	3,799	3,005
Total prepaid expenses and other current assets	$13,194	$14,381

(6)
Property and Equipment, Net

Property and equipment, net as of May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Leasehold improvements	$10,323	$10,572
Internal-use software	9,636	8,230
Computer equipment	5,179	4,849
Furniture and fixtures	1,818	2,304
Office equipment	370	496
Assets under construction	111	111
Total property and equipment	$27,437	$26,562
Less accumulated depreciation and amortization	(14,697)	(12,257)
Property and equipment, net	$12,740	$14,305

Depreciation expense related to property and equipment was $0.6 million and $0.8 million for the three months ended May 31, 2022 and 2021, respectively and $2.0 million and $2.4 million for the nine months ended May 31, 2022 and 2021, respectively.

The Company has determined the useful life of capitalized internal-use software to be three years. Amortization expense related to internal-use software was $0.6 million and $0.5 million for the three months ended May 31, 2022 and 2021, respectively and $1.7 million and $1.5 million for the nine months ended May 31, 2022 and 2021, respectively.

(7)
Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. There has been no change to the $272.5 million carrying amount of goodwill since August 31, 2019.

Intangible assets as of May 31, 2022 and August 31, 2021 consisted of the following:

	May 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	59,525	$44,075	4.6 years
Acquired technology	32,235	26,811	5,424	1.3 years
Trademarks and tradenames	9,400	5,483	3,917	4.1 years
Domain name	100	58	42	4.2 years
Backlog	6,700	6,656	44	0.2 years
	$152,035	$98,533	$53,502

	August 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	51,815	$51,785	5.3 years
Acquired technology	32,235	23,509	8,726	1.8 years
Trademarks and tradenames	9,400	4,778	4,622	4.8 years
Domain name	100	50	50	4.8 years
Backlog	6,700	6,524	176	0.8 years
	$152,035	$86,676	$65,359

Amortization expense was $3.9 million and $4.1 million for the three months ended May 31, 2022 and 2021, respectively, and $11.9 million and $12.3 million for the nine months ended May 31, 2022 and 2021, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of May 31, 2022, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2022	$3,936
2023	15,225
2024	11,453
2025	11,307
2026 and thereafter	11,581
Total	$53,502

(8)
Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Numerator
Net loss	$(5,764)	$(357)	$(5,951)	$(11,372)
Denominator
Weighted average shares of common stock - basic and diluted	132,523,919	131,613,003	132,131,077	130,992,672
Net loss per share - basic and diluted	$(0.04)	$(0.00)	$(0.05)	$(0.08)

As of May 31, 2022, and 2021, 1,505,492 and 2,405,177, respectively, shares outstanding of potential common stock, using of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

(9)
Other Assets

Other assets as of May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Deferred contract costs	$13,504	$14,056
Other noncurrent assets	6,527	5,357
Total other assets	$20,031	$19,413

The amortization related to deferred contracts costs was $0.6 million and $0.6 million for the three months ended May 31, 2022 and 2021, respectively, and $1.8 million and $1.6 million for the nine months ended May 31, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.

(10)
Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of May 31, 2022 and August 31, 2021, consisted of the following:

	May 31,	August 31,
	2022	2021
Accounts receivable	$34,727	$36,054
Allowance for credit losses	(2,622)	(1,425)
Accounts receivable, net	$32,105	$34,629

The following table presents changes to the allowance for credit losses during the nine months ended May 31, 2022:

Allowance, August 31, 2021	$(1,425)
Net changes to credit losses	(2,243)
Write-offs, net	706
Recoveries of previously reserved amounts	340
Allowance, May 31, 2022	$(2,622)

(11)
Accrued Liabilities

Accrued liabilities as of May 31, 2022 and August 31, 2021 consisted of the following:

	May 31,	August 31,
	2022	2021
Accrued bonuses	$11,472	$18,831
Accrued vacation	7,533	5,572
Accrued hosting fees	6,575	7,500
Accrued withholding taxes	2,493	2,771
Accrued commissions	359	1,429
Liability-classified phantom units and SARs	231	3,036
Accrued professional service fees	159	369
Other	4,992	6,929
Total accrued liabilities	$33,814	$46,437

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of May 31, 2022.

There was no outstanding balance under the revolving credit facility at May 31, 2022 or August 31, 2021. Letters of credit of $0.7 million and $0.9 million were outstanding under the revolving credit facility at May 31, 2022 and August 31, 2021, respectively.

(13)
Commitments and Contingencies
(a)
Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of May 31, 2022 or 2021.

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

(14)
Share-Based Compensation

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three and nine months ended May 31, 2022 and 2021:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Cost of subscription revenue	$90	$90	$253	$302
Cost of maintenance and support revenue	9	7	26	22
Cost of professional services revenue	396	253	649	2,003
Research and development	539	285	1,281	1,505
Sales and marketing	338	199	726	2,493
General and administrative	1,035	863	3,794	2,980
Total share-based compensation expense	$2,407	$1,697	$6,729	$9,305

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	May 31,	August 31,
	2022	2021
United States	$11,531	$12,814
All other	1,209	1,491
Total property and equipment, net	$12,740	$14,305

(16)
Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of May 31, 2022, Accenture held 16% of the outstanding shares of common stock of the Company.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three and nine months ended May 31, 2022 and 2021, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During both the three and nine months ended May 31, 2022 and 2021, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

During the nine months ended May 31, 2022, the Company recognized revenue from customers that invested in the Company’s Class E Preferred Units whose shares converted to common stock in our IPO. The Company recognized aggregate revenue of $6.6 million and $5.6 million during the three months ended May 31, 2022 and 2021, respectively, and $21.6 million and $21.2 million during the nine months ended May 31, 2022 and 2021, respectively. Deferred revenue from these customers was $1.6 million and $4.1 million as of May 31, 2022 and August 31, 2021, respectively.

Outstanding accounts receivables due from these customers was $6.4 million and $5.0 million as of May 31, 2022 and August 31, 2021, respectively.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the nine months ended May 31, 2022 and 2021, SaaS ACV bookings represented 100% and 94% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, over 70 of which have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (affiliated entities). We did not have any affiliated entities that accounted for more than 10% of our total revenue in the third quarter of fiscal 2022 and one affiliated entity that accounted for more than 10% of our total revenue in the third quarter of fiscal 2021.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended May 31, 2022 and 2021, subscription revenue was 81% and 79% of software revenue, respectively. For the nine months ended May 31, 2022 and 2021, subscription revenue was 80% and 78% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have, initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results and in future periods. Our term license revenue accounted for 6% of software revenue during both the three months ended May 31, 2022 and 2021, respectively, and for 7% and 6% of software revenue during the nine months ended May 31, 2022 and 2021, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $16.0 million and $13.6 million in the three months ended May 31, 2022 and 2021, respectively, and $42.7 million and $40.4 million in the nine months ended May 31, 2022 and 2021, respectively. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team and data hosting costs are the fastest growing components of our cost of subscription revenue. Our cost of subscription revenue totaled $14.6 million and $12.0 million in the three months ended May 31, 2022 and 2021, respectively, and $43.5 million and $33.5 million in the nine months ended May 31, 2022 and 2021, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $14.2 million and $12.3 million during the three months ended May 31, 2022 and 2021, respectively, and $40.9 million and $36.0 million during the nine months ended May 31, 2022 and 2021, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended May 31, 2022 and 2021, our professional services revenue was $25.4 million and $25.6 million, respectively, and $80.9 million and $71.6 million during the nine months ended May 31, 2022 and 2021, respectively.

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

Share-based Compensation. For the nine months ended May 31, 2022, a portion of our share-based compensation decreased due to liability-based awards whose value depends, in part, upon the Company’s stock price and other market-based metrics.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 81% and 79% of software revenue during the three months ended May 31, 2022 and 2021, respectively, and 80% and 78% of software revenue during the nine months ended May 31, 2022 and 2021, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect potential volatility across quarters for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 6% of software revenue during both the three months ended May 31, 2022 and 2021, respectively, and 7% and 6% of software revenue during the nine months ended May 31, 2022 and 2021, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 13% and 15% of software revenue during the three months ended May 31, 2022 and 2021, respectively, and 13% and 16% of software revenue during the nine months ended May 31, 2022 and 2021, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margin than our software revenue and accounted for 35% and 38% of our total revenue for the three months ended May 31, 2022 and 2021, respectively, and 36% and 38% of our total revenue for the nine months ended May 31, 2022 and 2021, respectively.

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

Gross Margin

Gross margin have been and will continue to be affected by a variety of factors, including the average sales price of our products and services, DWP volume growth, the mix of revenue between SaaS solutions, software licenses, maintenance and support and professional services and changes in cloud infrastructure and personnel costs. As we transition our product mix to include more SaaS customers, we expect our overall gross margin percentages to decrease in the near-term due to our SaaS gross margin percentages being lower than our license gross margin percentages. Over time, we expect gross margin to increase as we onboard additional customers, achieve growth within existing customers and realize greater economies of scale.

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

Interest Income (Expense), Net

Interest income (expense), net comprises interest expense accrued or paid on our indebtedness, net of interest income earned on our cash balances. We expect interest income (expense) to vary each reporting period depending on the amount of outstanding indebtedness, cash, cash equivalents, and investment balances, and prevailing interest rates.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended May 31,
(dollars in thousands)	2022		2021
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$38,049	53%	$33,552	49%
License	2,877	4	2,474	4
Maintenance and support	6,038	8	6,329	9
Professional services	25,400	35	25,583	38
Total revenue	72,364	100	67,938	100
Cost of revenue
Subscription	14,639	20	12,045	18
License	441	1	535	1
Maintenance and support	928	1	855	1
Professional services	16,061	22	14,315	21
Total cost of revenue	32,069	44	27,750	41
Gross margin	40,295	56	40,188	59
Operating expenses
Research and development	14,236	20	12,255	18
Sales and marketing	16,003	22	13,628	20
General and administrative	14,783	20	15,238	22
Change in fair value of contingent consideration	—	—	(389)	—
Total operating expense	45,022	62	40,732	60
Loss from operations	(4,727)	(7)	(544)	(1)
Other income (expense), net	(913)	(1)	546	1
Interest income (expense), net	283	—	(6)	—
Loss before income taxes	(5,357)	(7)	(4)	-
Provision for income taxes	407	1	353	1
Net loss	$(5,764)	(8)%	$(357)	(1)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Cost of subscription revenue	$90	$90	$253	$302
Cost of maintenance and support revenue	9	7	26	22
Cost of services revenue	396	253	649	2,003
Research and development	539	285	1,281	1,505
Sales and marketing	338	199	726	2,493
General and administrative	1,035	863	3,794	2,980
Total share-based compensation expense	$2,407	$1,697	$6,729	$9,305

Revenue

Subscription

Subscription revenue increased $4.5 million, or 13%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $0.4 million, or 16%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to contractual increases on, as well as timing of, existing customer renewals, including multi-year license renewals which did not occur in the prior period.

Maintenance and Support

Maintenance and support revenue decreased $0.3 million, or 5%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to timing of maintenance and support fees charged to customers during the period.

Professional services

Professional services revenue decreased $0.2 million, or 1%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to decreases from completed project implementations, partially offset by continued work on several large implementation projects from our existing software customer base.

Cost of Revenue

Cost of revenue increased $4.3 million, or 16%, during the three months ended May 31, 2022 compared to the three months ended May 31, 2021.

Cost of Subscriptions

Cost of subscription revenue increased $2.6 million, or 22%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to an increase in SaaS customers. This increase is comprised primarily of a $1.6 million increase in hosting costs from increased usage and a $1.1 million increase in payroll and related costs as we continue to build out the SaaS operations team and support customer growth.

Cost of License

Cost of license revenue decreased $0.1 million, or 18% during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to a decrease in the amount of amortization on previously acquired technology intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.1 million, or 9%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $1.7 million, or 12%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021, mainly attributable to an increase of $1.4 million in payroll and related costs, driven by increased headcount and an increase of $0.3 million in contingent labor.

Gross Margin

Gross margin increased $0.1 million, or remained relatively flat, during the three months ended May 31, 2022 versus the three months ended May 31, 2021, primarily due to a $1.9 million increase in subscription gross margin and a $0.5 million increase in license gross margin partially offset by a $1.9 million decrease in professional services gross margin and a $0.4 million decrease in maintenance and support gross margin. The increase in subscription gross margin was driven by strong growth in subscription revenue.

Our gross margin percentage decreased to 56% from 59% during the three months ended May 31, 2022 versus the three months ended May 31, 2021. The subscription gross margin percentage decreased to 62% from 64%, maintenance and support gross margin percentage decreased to 84% from 85%, and professional services gross margin percentage decreased to 37% from 44% while license gross margin percentage increased to 85% from 78%.

Operating Expenses

Research and Development Expense

Research and development expense increased $2.0 million, or 16%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to a $1.1 million increase in payroll costs from an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense increased $2.4 million, or 17%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021, primarily due to a $1.6 million increase in marketing programs driven by our annual user conference that took place in March 2022 but was not held in March 2021 due to the COVID-19 pandemic, and a $0.4 million increase in travel and entertainment expense period over period.

General and Administrative Expense

General and administrative expense decreased $0.5 million, or 3%, during the three months ended May 31, 2022 versus the three months ended May 31, 2021, primarily due to a $0.9 million decrease in professional service fees, a $0.6 million decrease in allowance for credit losses, and a $0.3 million decrease in facilities expense. These decreases were partially offset by a $0.5 million increase in payroll costs and a $0.4 million increase in computer hardware and software expense.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration was paid in full during the first quarter of fiscal year 2022.

Other Income (Expense), Net

Other income (expense), net decreased $1.5 million during the three months ended May 31, 2022 as compared to the three months ended May 31, 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Income (Expense), Net

Interest income (expense), net increased $0.3 million during the three months ended May 31, 2022 versus the three months ended May 31, 2021. Interest income received from cash, cash equivalents, and short-term investments was partially offset by interest expense, which consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period.

Provision for Income Taxes

Provision for income taxes increased 15% during the three months ended May 31, 2022 versus the three months ended May 31, 2021 primarily due to the impact of goodwill amortized for tax purposes versus book purposes, the impact of higher profits in foreign subsidiaries and higher state taxes.

Results of Operations

Comparison of the Nine Months Ended May 31, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Nine Months Ended May 31,
(dollars in thousands)	2022		2021
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$113,347	52%	$92,069	48%
License	9,438	4	7,412	4
Maintenance and support	18,519	8	18,404	10
Professional services	80,899	36	71,611	38
Total revenue	222,203	100	189,496	100
Cost of revenue
Subscription	43,468	20	33,540	17
License	1,098	1	1,369	1
Maintenance and support	2,792	1	2,556	1
Professional services	47,751	21	42,857	23
Total cost of revenue	95,109	43	80,322	42
Gross margin	127,094	57	109,174	58
Operating expenses
Research and development	40,873	18	36,040	19
Sales and marketing	42,741	19	40,390	21
General and administrative	46,649	21	44,273	23
Change in fair value of contingent consideration	67	1	(291)	—
Total operating expense	130,330	59	120,412	63
Income (loss) from operations	(3,236)	(2)	(11,238)	(5)
Other income (expense), net	(1,641)	(1)	1,009	—
Interest income (expense), net	130	1	(87)	—
Income (loss) before income taxes	(4,747)	(2)	(10,316)	(5)
Provision for income taxes	1,204	1	1,056	1
Net loss	$(5,951)	(3)%	$(11,372)	(6)%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Nine Months Ended May 31,
	2022	2021
Cost of subscription revenue	$253	$302
Cost of maintenance and support revenue	26	22
Cost of professional services revenue	649	2,003
Research and development	1,281	1,505
Sales and marketing	726	2,493
General and administrative	3,794	2,980
Total share-based compensation expense	$6,729	$9,305

Revenue

Subscription

Subscription revenue increased $21.3 million, or 23%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue increased $2.0 million, or 27%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to contractual increases on, as well as the timing of, existing customer renewals, including multi-year license renewals which did not occur in the prior period.

Maintenance and Support

Maintenance and support revenue increased $0.1 million, or 1%, in the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to renewal term increases of maintenance and support fees charged to customers during the period.

Professional services

Professional services revenue increased $9.3 million, or 13%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to continued work on several large implementation projects and growth of our existing software customer base, partially offset by a decrease from completed project implementations.

Cost of Revenue

Cost of revenue increased $14.8 million, or 18%, during the nine months ended May 31, 2022 compared to the nine months ended May 31, 2021.

Cost of Subscriptions

Cost of subscription revenue increased $9.9 million, or 30%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to an increase in SaaS customers, and is comprised of a $5.8 million increase in hosting costs due to usage increase, a $3.1 million increase in payroll and related costs, and a $1.1 million increase in computer hardware and software costs.

Cost of License

Cost of license revenue decreased $0.3 million, or 20% during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to a decrease in the amount of amortization on previously acquired technology intangible assets and timing of royalty fees incurred to third parties.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.2 million, or 9%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $4.9 million, or 11%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021, mainly attributable to an increase of $5.0 million in payroll and related costs, driven by increased headcount, and an increase of $1.4 million in contingent labor. These increases were partially offset by a $1.3 million decrease in share-based compensation expense and a $0.5 million decrease in bonus expense.

Gross Margin

Gross margin increased $17.9 million, or 16%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021, primarily due to a $11.4 million increase in subscription gross margin, a $4.4 million increase in professional services gross margin, a $2.3 million increase in license gross margin, and a nominal decrease in maintenance and support gross margin. The increase in subscription gross margin was driven by strong growth in subscription revenue.

Our gross margin percentage decreased to 57% from 58% during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021. The subscription gross margin percentage experienced a decrease to 62% from 64%, and maintenance and support gross margin percentage experienced a decrease to 85% from 86%, while professional services gross margin percentage increased to 41% from 40% and license gross margin percentage increased to 88% from 82%.

Operating Expenses

Research and Development Expense

Research and development expense increased $4.8 million, or 13%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to a $3.8 million increase in payroll costs from increased headcount, a $0.5 million increase in computer hardware and software, and a $0.5 million increase in hosting costs. These increases were partially offset by a $0.5 million decrease in bonus expense and a $0.4 million decrease in capitalized software.

Sales and Marketing Expense

Sales and marketing expense increased $2.4 million, or 6% during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021, primarily due to an increase of $1.6 million in payroll costs from increased headcount, a $1.0 million increase in marketing programs spend, a $0.8 million increase in travel and entertainment expense, and a $0.7 million increase in recruiting. These increases were partially offset by a $1.8 million decrease in share-based compensation and a $0.6 million decrease in bonus expense.

General and Administrative Expense

General and administrative expense increased $2.4 million, or 5%, during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021, primarily due to a $1.6 million increase in the allowance for credit losses, a $1.1 million increase in payroll related costs, a $0.9 million increase in computer hardware and software expense, and a $0.8 million increase in share-based compensation expense. These increases were partially offset by a $1.8 million decrease in professional services expense, $0.9 million decrease in facilities expense, and a $0.6 million decrease in bonus expense.

Change in Fair Value of Contingent Consideration

Change in fair value of contingent consideration is due to changes in estimated contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration has been paid in full as of May 31, 2022.

Other Income (Expense), Net

Other income (expense), net decreased $2.7 million during the nine months ended May 31, 2022 as compared to the nine months ended May 31, 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Income (Expense), Net

Interest income (expense), net increased $0.2 million during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021. Interest income received from cash, cash equivalents, and short-term investments was partially offset by interest expense, which consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period.

Provision for Income Taxes

Provision for income taxes increased 14% during the nine months ended May 31, 2022 versus the nine months ended May 31, 2021 primarily due to the impact of goodwill amortized for tax purposes versus book purposes, the impact of higher profits in foreign subsidiaries, and higher state taxes.

Liquidity and Capital

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility, and, most recently, through net proceeds received from our IPO. As of May 31, 2022, we had $141.7 million in cash and cash equivalents, no outstanding borrowings under our revolving credit facility, and $0.7 million of outstanding letters of credit. We also had $44.2 million of additional principal availability under our revolving credit facility. We believe that our existing cash and cash equivalents, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of May 31, 2022, $55.3 million of cash and cash equivalents and $69.8 million of short-term investments were held by our foreign subsidiaries, $100.0 million of which is the result of repaying an intercompany loan during the three months ended November 30, 2021 and is held or invested in a U.S. dollar-based bank account. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations; however, we may utilize all or part of the $100.0 million to finance future acquisitions.

Summary of Cash Flows for the Six Months Ended May 31, 2022 and 2021

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Nine Months Ended May 31,
($ in thousands)	2022	2021
Net cash used in operating activities	$(5,620)	$(16,218)
Net cash used in investing activities	(33,548)	(257,610)
Net cash used in financing activities	(4,806)	(413)
Net decrease in cash and cash equivalents	(43,974)	(274,241)
Cash and cash equivalents – beginning of period	185,657	389,878
Cash and cash equivalents – end of period	$141,683	$115,637

Operating Activities

We used $5.6 million of cash from operating activities during the nine months ended May 31, 2022, primarily resulting from our net loss, after including the impact of non-cash benefits, of $20.0 million and $24.0 million of cash used in working capital activities. Cash used in working capital activities during the nine months ended May 31, 2022 was primarily due to annual bonus payments of $18.8 million, an increase in accounts receivable and unbilled revenue of $4.2 million, a decrease in accrued liabilities of $9.9 million, and a decrease in deferred revenue of $5.2 million.

We used $16.2 million of cash from operating activities during the nine months ended May 31, 2021, resulting from our net income, after including the impact of non-cash benefits, of $13.9 million and $30.0 million of cash used in working capital activities. Cash used in working capital activities during the nine months ended May 31, 2021 was primarily due to annual bonus payments of $18.2 million, Phantom unit settlement payments of $9.1 million as result of our IPO in the prior period, and a decrease of $6.4 million in accrued liabilities.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, deferred taxes, and change in fair value of contingent earn-out liability.

Investing Activities

We used $33.5 million of cash from investing activities during the nine months ended May 31, 2022 compared to cash used in investing activities of $257.6 million in the nine months ended May 31, 2021. During the nine months ended May 31, 2022, we had maturities of short-term investments of $191.9 million and purchases of short-term investments of $223.3 million compared to $32 million of maturities and $287.9 million of purchasers of short-term investments in the nine months ended May 31, 2021.

In the nine months ended May 31, 2022, we used $0.8 million of cash on purchases of property, plant and equipment, compared to $0.8 million during the nine months ended May 31, 2021. Additionally, our capitalized costs for internal use software were $1.3 million during the nine months ended May 31, 2022 compared to $0.9 million during the nine months ended May 31, 2021.

Financing Activities

We used $4.8 million of cash in financing activities during the nine months ended May 31, 2022, compared to cash used in financing activities of $0.4 million during the nine months ended May 31, 2021. Cash used in financing activities during the nine months ended May 31, 2022 primarily related to a $3.9 million contingent earnout liability payment, as compared to a $1.9 million contingent earnout liability payment in the prior year. During the nine months ended May 31, 2021, the Company made $3.7 million in payments of deferred IPO costs and received $3.5 million in proceeds from a follow-on offering.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; the change in fair value of contingent consideration; and acquisition-related expenses. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $2.4 million and $5.5 million for the three months ended May 31, 2022 and 2021, respectively, and $17.5 million and $12.1 million for the nine months ended May 31, 2022 and 2021, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2022	2021	2022	2021
GAAP Net loss	$(5,764)	$(357)	$(5,951)	$(11,372)
Provision for income taxes	407	353	1,204	1,056
Other income (expense), net	913	(546)	1,641	(1,009)
Interest (income) expense, net	(283)	6	(130)	87
Depreciation of property and equipment	623	790	1,987	2,377
Amortization of intangible assets	3,892	3,994	11,725	11,982
Share-based compensation expense	2,407	1,697	6,729	9,305
Change in fair value of contingent earnout liability	—	(389)	67	(291)
Acquisition-related expenses	217	—	217	—
Adjusted EBITDA	$2,412	$5,548	$17,489	$12,135
Adjusted EBITDA as a percent of total revenue	3%	8%	8%	6%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal-use software. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was $16.5 million and $6.6 million for the three months ended May 31, 2022 and 2021, respectively, and ($7.7) million and ($17.9) million for the nine months ended May 31, 2022 and 2021, respectively. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$17,406	$6,875	$(5,620)	$(16,218)
Purchases of property and equipment	(268)	(162)	(841)	(834)
Capitalized internal-use software	(595)	(114)	(1,282)	(864)
Free Cash Flow	$16,543	$6,599	$(7,743)	$(17,916)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $42.4 million and $42.2 million for the three months ended May 31, 2022 and 2021, respectively, and $133.0 million and $116.6 million for the nine months ended May 31, 2022 and 2021, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2022	2021	2022	2021
GAAP Gross margin	$40,295	$40,188	$127,094	$109,174
Share-based compensation expense	495	350	928	2,327
Amortization of intangible assets	1,084	1,187	3,302	3,559
Amortization of capitalized internal-use software	562	510	1,684	1,506
Non-GAAP Gross margin	$42,436	$42,235	$133,008	$116,566

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; the change in fair value of contingent consideration; and acquisition-related expenses. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $1.8 million and $4.8 million for the three months ended May 31, 2022 and 2021, respectively, and $15.5 million and $9.8 million for the nine months ended May 31, 2022 and 2021, respectively. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,		Nine Months Ended May 31,
($ in thousands)	2022	2021	2022	2021
GAAP Loss from operations	$(4,727)	$(544)	$(3,236)	$(11,238)
Share-based compensation expense	2,407	1,697	6,729	9,305
Amortization of intangible assets	3,892	3,994	11,725	11,982
Change in fair value of contingent earnout liability	—	(389)	67	(291)
Acquisition-related expenses	217	—	217	—
Non-GAAP Income from operations	$1,789	$4,758	$15,502	$9,758

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; change in fair value of contingent earnout liability; and acquisition-related expenses. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $0.9 million and $4.0 million for the three months ended May 31, 2022 and 2021, respectively, and $10.6 million and $8.1 million for the nine months ended May 31, 2022 and 2021, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended May 31,				Nine Months Ended May 31,
($ in thousands)	2022	Per Share	2021	Per Share	2022	Per Share	2021	Per Share
GAAP Net loss	$(5,764)	$(0.04)	$(357)	$(0.00)	$(5,951)	$(0.05)	$(11,372)	$(0.08)
Add: GAAP tax provision (1)	407		353		1,204		1,056
GAAP pre-tax loss	(5,357)		(4)		(4,747)		(10,316)
Share-based compensation expense	2,407		1,697		6,729		9,305
Amortization of intangible assets	3,892		3,994		11,725		11,982
Change in fair value of contingent earnout liability	—		(389)		67		(291)
Acquisition-related expenses	217		—		217		—
Non-GAAP pre-tax income	1,159		5,298		13,991		10,680
Non-GAAP tax provision applied at a 24% tax rate (1)	278		1,272		3,358		2,563
Non-GAAP Net Income (1)	$881	$0.01	$4,026	$0.03	$10,633	$0.08	$8,117	$0.06

Shares used in computing Non-GAAP net income per share amounts (2):
GAAP weighted-average shares - basic and diluted	132,523,919		131,613,003		132,131,077		130,992,672
Non-GAAP dilutive shares (using the treasury stock method)	1,505,488		2,405,177		1,505,488		2,405,177
Non-GAAP weighted-average shares - diluted	134,029,407		134,018,180		133,636,565		133,397,849

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

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing the recurring subscription revenue recognized in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 112.3% and 133.1% as of May 31, 2022 and 2021, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our SaaS ARR was $155.3 million and $124.1 million as of May 31, 2022 and 2021, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

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

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of May 31, 2022.

We incurred $0.7 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to legal expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. In fiscal 2022, the $0.8 million letter of credit was reduced to $0.5 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of May 31, 2022 and 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the nine months ended May 31, 2022 and 2021, respectively.

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

Interest Rate Risk

As of May 31, 2022, our cash and cash equivalents balance included one U.S. Treasury bill and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (filed October 29, 2021). There have been no material changes to our market risks or to our management of such risks as of May 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of May 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Duck Creek Technologies, Inc.

Date: June 30, 2022	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer
(principal executive officer)

Date: June 30, 2022	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(principal financial officer and principal accounting officer)