Form 10-K
period 2022-08-31
DUCK CREEK TECHNOLOGIES, INC.
filed 2022-10-28
CIK 1160951

oc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Global Select Market, was approximately $3.2 billion. Shares of common stock held by each executive officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of October 25, 2022 was 132,740,018.

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

•
our ability to manage our expanding operations, including our ability to attract and retain our key professional employees;

•
intense competition in our market;

•
third parties may assert we are infringing or violating their intellectual property rights;

•
U.S. and global market and economic conditions (including the recent economic downturn, inflationary pressures and international political instabilities), particularly adverse in the insurance industry;

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

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding. When we state that we are the leading cloud-based software-as-a-service (SaaS) provider of core systems for the global property and casualty (P&C) and general insurance industry, we are basing our leadership on our subscription revenue for fiscal 2022.

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2022” refer to the fiscal year ended August 31, 2022. Any reference to a year not preceded by “fiscal” refers to a calendar year.

Market and Industry Data

Certain market and industry data included in this Annual Report on Form 10-K has been obtained from third party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications, government publications, and third-party forecasts in conjunction with our assumptions about our markets. We have not independently verified such third-party information. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Item1A. Risk Factors” in this Annual Report on Form 10-K.

Summary of Material Risks Associated With Our Business

Our business involves significant risks, some of which are summarized below. The principal risks and uncertainties affecting our business include the following:

•
We have a history of losses and may not achieve or maintain profitability in the future.
•
We face intense competition in our market, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.
•
Our business may be materially adversely impacted by U.S. and global market and economic conditions adverse to the insurance industry.
•
Our customers may defer or forego purchases of our solutions or professional services in the event of global events such as weakened global economic conditions, inflationary pressures, international political instability and other events that we may not foresee.
•
Customer staffing and resource allocation challenges, particularly with respect to IT resources, may result in the lengthening of sales cycles and the delay, reduction in scope or cancellation of current or anticipated projects.
•
Weakening of our customers’ businesses could result in reductions or limitations on growth in our revenue.
•
Factors outside of our control, including, but not limited to, natural catastrophes, the geopolitical landscape, and terrorism may adversely impact the P&C insurance industry, preventing us from expanding or maintaining our existing customer base and increasing our revenue. Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.
•
If we are unable to continue the successful development of our direct sales team and the expansion of our relationships with our strategic partners, sales of our solutions, and consequently our professional services, will suffer and our growth would be slower than we project.
•
If we are unable to retain our personnel and hire and integrate additional skilled personnel, we may be unable to achieve our goals and our business will suffer.
•
Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.
•
Changes in our product revenue mix and gross margins as we continue to focus on sales of our SaaS solutions will cause fluctuations in our results of operations and cash flows between periods, which may cause our stock price to decline.

•
We have relied and expect to continue to rely on orders from a relatively small number of customers in the P&C and general insurance industry for a substantial portion of our revenue, and the loss of any of these customers or a reduction in revenue from any of these customers would significantly harm our business, results of operations and financial condition.
•
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margin percentages, all of which would harm our results of operations.
•
There may be consolidation in the insurance industry, which could reduce the use of our products and services and adversely affect our revenues.
•
Our business depends on customers renewing and expanding their SaaS arrangements, term licenses or maintenance and support arrangements for our solutions. A decline in our customer renewals and expansions could harm our future results of operations.
•
Our growth strategy is focused on continuing to develop our SaaS solutions, which has, and may continue to increase our costs. In addition, if we are unable to successfully grow our SaaS business or navigate our growth strategy, our reputation, results of operations and growth expectations could be significantly harmed.
•
Failure to manage our expanding operations effectively could harm our business.
•
If we are unable to develop or sell our solutions into new markets, attract new customers in existing markets, or expand existing customer relationships, our revenue will not grow as expected.
•
Failure of any of our established solutions to satisfy customer demands or to maintain market acceptance would harm our business, results of operations, financial condition and growth prospects.
•
If the market for enterprise cloud computing, including SaaS solutions, develops slower than we expect or declines, it could have a material adverse effect on our business, financial condition and results of operations.
•
We may not be able to obtain capital when desired on favorable terms, if at all, and we may not be able to obtain capital or complete acquisitions through the use of equity without dilution to our stockholders.
•
Increases in professional services revenue as a percentage of total revenue or lower professional services margin percentages could adversely affect our overall gross margins and profitability.
•
Real or perceived errors or failures in our solutions or implementation services may affect our reputation, cause us to lose customers and reduce sales which may harm our business and results of operations and subject us to liability for breach of warranty claims.
•
Our sales and implementation cycles are lengthy and variable, depend upon factors outside our control, and could cause us to expend significant time and resources prior to generating revenue.
•
Our business is subject to seasonal fluctuations that may cause our results of operations to vary from period to period.
•
If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.
•
We expect to continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.
•
We may not receive significant revenue from our current research and development efforts for several months or years, if at all.
•
Assertions by third parties of infringement or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and results of operations.

•
Our estimates of certain operational metrics, as well as of total addressable market and market growth, are subject to inherent challenges in measurement.
•
Pursuant to the Stockholders’ Agreement, Apax and Accenture have significant influence through the voting power of the shares of our common stock eligible to vote in the election of our directors and on other matters submitted to a vote of our stockholders, and Apax’s and Accenture’s interests may conflict with ours or yours in the future.
•
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
•
The market price and trading volume of our common stock may be volatile, which could result in losses for our stockholders.
•
Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.
•
The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

You should carefully consider the risks summarized above together with the text of the risk factors included in Item 1A of Part I of this Annual Report on Form 10-K and the other information set forth in this Annual Report on Form 10-K and in our other public filings. If any of the risks or uncertainties summarized above actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. The risks summarized above are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events summarized in the risk factors above will not occur.

PART I

Item 1. Business.

Company Overview

Duck Creek Technologies is the leading cloud-based SaaS provider of core systems for the global property and casualty (P&C) and general insurance industry. Core systems comprise the end-to-end back-office infrastructure of insurance companies and include underwriting, rating and policy management; billing and payments; distribution management; claims management; reinsurance management; and data insights. Insurance companies choose Duck Creek Technologies’ solutions for its flexibility and seamless cloud-based deployment or on-premises deployment, based on a respective insurance company’s technology strategy.

We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of insurers’ core processes as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership. The Duck Creek Platform also provides out-of-the-box convenience while being highly configurable and customizable.

The core business functions of insurers are complex and data rich, typically requiring large ongoing investments in domain specific technology. Heightened end-user expectations, increased competition, and new and evolving risks pose new challenges for carriers, creating the need for software that fosters agility, innovation and speed to market. However, a large portion of the P&C and general insurance market continues to rely on home-grown, legacy technology systems that are costly and inefficient to maintain, difficult to upgrade, and lack functional flexibility and sophistication.

In recent years, some carriers have turned to newer alternatives to legacy systems. These systems have been designed for on-premise environments and lack the inherent benefits of purpose-built SaaS solutions, perpetuating the limitations, inflexibility and cost of utilizing legacy systems. By contrast, our SaaS solutions accelerate carriers’ agility and speed to market by enabling rapid, low-code product development, and protecting carriers’ unique content configurations and integrations while providing upgrades and updates via a continuous delivery cycle. We have developed a substantial SaaS customer base and believe that we have established a meaningful first-mover advantage by demonstrating the superiority of SaaS solutions for core systems in the P&C and general insurance industry. We began offering SaaS solutions for core systems in the global P&C and general insurance industry in 2013 and signed our first customer in 2014. We believe competitors will have to make significant investments of time and resources in order to offer similar SaaS products.

Our expertise in and deep understanding of the P&C and general insurance industry has enabled us to develop a unified suite of insurance software products tailored to address the key challenges faced by carriers worldwide. Our solutions promote insurers’ nimbleness by enabling rapid integration and streamlining the ability to capture, access and utilize data more effectively. The Duck Creek Suite includes several products that support the P&C and general insurance process lifecycle, such as:

•
Duck Creek Policy: a solution that enables insurers to develop and launch new insurance products and manage all aspects of policy administration, from product definition to quoting, binding and servicing
•
Duck Creek Billing: a solution that supports fundamental payment and invoicing capabilities (such as billing and collections, commission processing, disbursement management and general ledger capabilities) for all insurance lines and bill types
•
Duck Creek Claims: a solution that supports the entire claims lifecycle from first notice of loss through investigation, payments, negotiations, reporting and closure

In addition, we offer other innovative solutions, such as Duck Creek Rating, Duck Creek Insights, Duck Creek Digital Engagement, Duck Creek Distribution Management, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations and Duck Creek Industry Content, which provide additional features and functionalities that further help our customers meet the increasing and evolving demands of the insurance industry. Our customers purchase and deploy these solutions via Duck Creek OnDemand, our SaaS solution, either individually or as a full suite. Historically, we have also sold our products through perpetual and term license arrangements, most of which include maintenance and support arrangements. We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and perpetual and term license arrangements.

Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the fiscal years ended August 31, 2022, 2021 and 2020, SaaS ACV bookings represented 97%, 97%, and 96% of our total ACV bookings, respectively.

Our strong customer relationships are a key driver of our success. We believe these relationships are a result of our ability to develop innovative solutions that incorporate our deep domain expertise into products that serve mission critical functions of our customers’ day-to-day operations. Our customer base is comprised of a range of insurance carriers, including some of the largest global companies in the P&C and general insurance industry such as Progressive, Liberty Mutual, AIG, The Hartford, Berkshire Hathaway Specialty Insurance, GEICO and Munich Re Specialty Insurance, as well as regional carriers, such as UPC, Coverys, Avant Mutual, IAT Insurance Group and Mutual Benefit Group. We have over 150 insurance customers worldwide, including four of the top five North American carriers. In addition, our customers have won numerous industry awards for innovative products that were developed with our solutions.

We have a broad partner ecosystem that includes third-party solution partners who provide complementary capabilities as well as system integrators (“SIs”) who provide implementation and other related services to our customers. These partnerships help us grow our business more efficiently by enhancing our sales force through co-marketing efforts and giving us the scale to service our growing customer base. We have relationships with over 80 companies across a diverse set of services and offerings, including 23 SIs with over 6,000 Duck Creek implementation resources who help to deploy our solutions. We maintain key partnerships with leading SIs, such as Accenture, Capgemini, Cognizant and EY as well as leading technology companies such as Microsoft, Salesforce, Hyland, Verisk and Lexis Nexis, as well as Insurtech start-ups, such as Arity, Friss, SPLICE Software, and Cape Analytics. These partnerships have allowed us to further build on our deep domain expertise in the P&C and general insurance industry, extend the value of our solutions and provide our customers with additional end-to-end functionality.

Our subscription revenues have grown significantly in recent years, both in absolute terms and as a percentage of our business. For the fiscal year ended August 31, 2022, we generated subscription revenues of $153.5 million, an increase of 23% compared to subscription revenues of $125.3 million for the fiscal year ended August 31, 2021. We generated total revenues of $302.9 million for the fiscal year ended August 31, 2022, an increase of 16% compared to total revenues of $260.4 million for the fiscal year ended August 31, 2021. We have made significant investments in our software platform and sales and marketing organization, and incurred net losses of $8.3 million and $16.9 million for the fiscal years ended August 31, 2022 and 2021, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

P&C and General Insurance Industry Overview

The P&C and general insurance industry is large, complex and highly regulated. In 2022, the industry serviced approximately $2.7 trillion of DWP spanning thousands of carriers globally. In addition to being one of the largest global industries, we believe it is also one of the most resilient towards economic fluctuations. For a majority of businesses and consumers, insurance is a necessity rather than an amenity. As a result, overall spend on insurance products has continued to grow steadily over the long-term, even across periods of economic volatility. The industry is fragmented by the geographies in which carriers operate, the lines of insurance they underwrite, the customers they target, their distribution strategies, and the overall amount of DWP that they generate. DWP, which quantifies the gross dollar value of total premiums paid to carriers by policyholders, is a key measurement of scale for the P&C and general insurance industry.

P&C and general insurance carriers sell products that protect policyholders from losses to property, bodily injury, litigation and other liabilities. Large carriers often have global operations and offer a wide range of insurance products. They are also required to organize and report financial information by country, and sometimes by state or province within a country. This creates a large portfolio of insurance products with varied regulatory requirements. Smaller carriers generally have a narrower geographic focus and/or offer a more limited set of insurance products but often still require sophisticated technical capabilities to manage their businesses. The Duck Creek Suite meets the most complex and sophisticated technology needs of the largest carriers, and can also be scaled to cost-effectively serve the needs of smaller carriers.

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

Our Market Opportunity

Carriers invest substantial time and resources to develop and maintain their information technology (“IT”) operations. We estimate that our total addressable market, representing the portion of this spending that is focused specifically on core system software, is approximately $6 billion in the United States and $15 billion globally. To estimate our total addressable market, we categorized the P&C and general insurance market into tiers based on DWP per carrier as reported by S&P Global, A.M. Best and Swiss Re, both within the United States and globally. We then estimated average price per DWP for our core systems solutions, accounting for tiered price discounts at different tiers, and multiplied the price per DWP by the total amount of DWP at each tier available both in the United States and globally.

Challenges Facing the Industry and the Limitations of Legacy Systems

We believe that reliance on legacy systems and other technologies designed for on premise environments limit carriers’ ability to respond to many of the significant challenges facing the insurance industry, including:

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
•
Global economic volatility. Recent global events, including the ongoing COVID-19 pandemic, national and local economic downturns, labor market and inflationary pressures and international political instabilities have, and may continue to, put pressure on carrier buying habits. As a result, carriers may curtail or downsize their purchasing decisions.

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

SaaS offerings like Duck Creek OnDemand have become the preferred deployment option for carriers. The market has completely transitioned from being skeptical of SaaS solutions to embracing the technology and security advancements offered with SaaS solutions. Earlier adopters of SaaS solutions in the P&C space are finding they are able to focus on growing their business leveraging evergreen technology while delivering their digital platform strategies. As stated in Aite-Novarica’s Cloud Computing in Insurance: Current Adoption and Plans report as issued in June 2021, since 2018, the percentage of insurers using cloud has increased from more than 70% to more than 90%. Three-quarters of insurers are planning to expand their use of cloud computing in the next 18 months; one-third plan to “expand significantly.” Gartner designated Duck Creek a Leader in the 2021 Magic Quadrant for P&C Core Platforms noting Cloud Maturity as one of our key strengths. Duck Creek’s OnDemand SaaS solution is positioned to enable carriers to achieve their digital transformation SaaS adoption initiatives.

The Duck Creek Approach

Our solutions provide a sustainable competitive advantage by helping our customers overcome the limitations of legacy and/or in-house systems to meet the challenges of the current P&C and general insurance industry.

•
Deep domain expertise. With more than twenty years of operating experience in the P&C and general insurance industry, we have developed deep industry-specific domain expertise. This enables us to offer a broad range of integrated solutions embedded with smart, intuitive pre-built functionality, designed to meet the precise use-case requirements of insurers. Our software incorporates and integrates product definition templates and other key industry content from relevant third parties (such as Insurance Services Office, Inc. and the National Council on Compensation Insurance) and regulatory bodies. Our in-depth understanding of the P&C and general insurance industry allows us to continue to address the various and evolving needs of carriers, thereby continuing to enhance their customer experiences.
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
•
Low-code configurability. Using low-code tools designed for ease, speed and accuracy, both technical and non-technical users can tailor our solutions to meet their business needs. These intuitive tools allow our customers to create new products and make changes to existing products and related workflows - without custom coding - accelerating speed to market and improving productivity. We also offer application and configuration tools for technical users who design and manage business processes, user interfaces and web applications.
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
•
Open architecture. Our Duck Creek Anywhere Managed Integrations strategy provides fast, easy access to the third party data and services that customers need. This is executed through a pool of APIs, integration methodologies and partner connectors, all designed to enable our customers to efficiently leverage the services that best match their strategies.
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

Our Growth Strategy

We intend to extend our position as the leading provider of SaaS solutions for the core systems of the P&C and general insurance industry. The key components of our strategy are:

•
Growing our customer base. We believe there is substantial opportunity to continue to grow our customer base across the P&C and general insurance industry. We have over 150 insurance customers, which represents a relatively small portion of carriers both in North America and globally. We are investing in our sales and marketing force, specifically targeting key accounts and leveraging current customers as references.
•
Deepening relationships with our existing customers. In the past three years, in aggregate we have generated 68% of our bookings from sales to existing customers. In addition tAnywhere managedo pursuing new customers, we intend to leverage our track record of success with our existing customers by selling additional products and targeting new opportunities within these organizations. Many customers purchase our solutions to address a specific portion of their core system needs. We believe we will35 unique have the opportunity to further transition the remaining components of their core systems to our SaaS solutions and sell the Duck Creek Suite to additional business units within our customer base.
•
Expanding our partner ecosystem. We have a large and expanding network of partnerships that is comprised of third-party solution partners who provide complementary capabilities as well as third-party SIs and consulting partners who provide implementation and other related services to our customers. These partners help us grow our business more efficiently by enhancing our sales force through co-marketing efforts and giving us the scale to service our expanding customer base. We continue to extend our network of partners to drive meaningful interest in, and adoption of, our products.
•
Continuing to innovate and add new solutions. We have made significant investments in research and development and intend to continue to do so. We are focused on enhancing the functionality and breadth of our current solutions as well as developing and launching new products and tools to address the evolving needs of the P&C and general insurance industry. For example, we introduced Anywhere Managed Integrations, which allows our customers to seamlessly connect with numerous popular third-party providers’ data and service solutions, such as Lexis Nexis, Verisk and Hyland, without having to bear the technical burden and higher cost of individually integrating them. We currently offer our customers 35 unique Anywhere Managed Integrations and counting.
•
Broadening our geographical presence. We believe there is significant need for our solutions on a global basis and, accordingly, opportunity for us to grow our business through further international expansion. We are broadening our global footprint and intend to establish a presence in additional international markets.
•
Transitioning our term and perpetual license customers to SaaS. Some of our customers use versions of our solutions that were purchased via perpetual or term licenses and these are typically installed on-site. We will seek to transition these customers to our current SaaS solutions, which we believe will generate increased long-term economic value.
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

Our Products

Our customers purchase and deploy our solutions either individually for a specific P&C or general insurance industry process or as part of a combined suite to manage all aspects of the core P&C and general insurance lifecycle. Our portfolio includes the following core system products:

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
•
Duck Creek Billing. A solution that provides core payment and invoicing capabilities (such as billing and collections, commission processing, disbursement management and general ledger capabilities) for all insurance lines and bill types. Our billing system allows insurers to implement unique business rules and handle flexible payment plans to meet customer expectations and address increasingly complex billing strategies and practices. Our technology and automation allow greater control over billing processes and better management of payment collections, which can improve our customers’ financial performance and customer service.
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

We also offer the following products to further enable our customers to meet the challenges and increasing demands of the P&C and general insurance industry:

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
•
Duck Creek Digital Engagement. A family of offerings designed to provide intuitive, multi-channel digital interactions between P&C insurers and their agents, brokers and policyholders. Duck C9,000 insurance formsreek Digital Engagement offers online digital applications, including our Duck Creek Producer, AgencyPortal, Turnstile and AgencyConnect tools.
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
•
Duck Creek Industry Content. Provides pre-built content (including base business rules, product designs, rating algorithms, data capture screens and workflows) for specific insurance lines of business, such as commercial auto, inland marine and workers' compensation. In offering Duck Creek Industry Content, we actively maintain and update approximately 700 web-based screens and 9,000 insurance forms across several industry standard bodies such as AAIS, ACORD, ISO and NCCI, which reduces the effort required by our customers to comply with these standards.

Our Unique Architecture: the Duck Creek Platform

Every insurer takes a distinct approach to designing the policies that they offer and the core business processes that they employ to support them. How a carrier chooses to assemble and rate the underlying elements of an insurance policy (such as the weighting ascribed to roof age for pricing a homeowner’s policy) represents its unique content configurations. For many carriers, these configurations have been built up over years of investment and development and represent a key competitive differentiator. These nuanced distinctions around coverages, limitations, rating factors and the data used to determine risk appetite and pricing can be the difference between a successful insurer and one facing losses. Additionally, the distinctive routing and handling of service decisions or claims triage can impact the cost and profitability of an insurer.

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
•
Workflows: the ways in which an individual insurer manages its back-office operations (such as the unique processes for handling different types of claims).

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

Anywhere Managed Integrations. In today’s insurance market, every transaction, workflow and decision must be informed by as much data and knowledge as possible and leverage services from internal and external sources to complete end-to-end processes. Openness to integration with third-party services, including the ability to work with the expanding world of Insurtech services and evolving artificial intelligence and machine learning technology, is critical to carrier’s success. Through a robust set of REST APIs, integration accelerators and partner connectors, the open architecture of the Duck Creek Platform allows carriers to quickly and easily choose from myriad available services, which provides them the flexibility to leverage the tools and capabilities that best match their business strategy.

Our Customers

We have over 150 insurance customers, including four of the top five North American insurance carriers. Many of our customers serve multiple lines of insurance (including personal, commercial and specialty) and are leaders among each of these distinct categories. In addition, certain of our customers operate our solutions in multiple countries. Our customers, many of which we have had long-term relationships with, range from large national and multi-national carriers, such as Progressive, Liberty Mutual Insurance, AIG, The Hartford, Berkshire Hathaway Specialty Insurance, GEICO, and Munich Re Specialty Insurance to regional carriers, such as UPC Insurance, Farm Bureau Financial, Avant Mutual, IAT Insurance Group, and Mutual Benefit Group. Approximately 83 of our insurance customers use one or more of our SaaS products, including over 47 insurance customers that use our SaaS core system products.

When utilizing our solutions, products, and Platform, our customers benefit from increased agility, greater flexibility, and overall lower total cost of ownership.

Sales and Marketing

We have made significant investments in our sales and marketing efforts. As of August 31, 2022, our sales and marketing organization included 217 employees. The majority of our sales and marketing strategies are focused on driving SaaS bookings growth. Our Chief Marketing Officer and Chief Operating Officer, together with our sales, marketing and executive teams, promote our global brand by working to cultivate long-term relationships with current and prospective customers and other key industry influencers in each of the geographies in which we are active.

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

Our partnerships are also an important aspect of our sales and marketing strategy. We have a broad partner ecosystem that includes third-party solution partners who provide complementary capabilities as well as third-party SIs who provide implementation and other related services to our customers. These partnerships provide additional market validation to our offerings, enhance our sales force through co-marketing efforts and offer greater speed and efficiency of implementation capabilities and related services to our customers. We have relationships with over 80 different companies and counting across a diverse set of services and offerings. These relationships include partnerships with 23 SIs, including Accenture, Capgemini, Cognizant, EY and Mindtree. Since 2017, we have grown the number of professionals in Duck Creek practices within these delivery partners from approximately 700 to over 6,000. We also maintain relationships with leading technology companies and solution providers, such as Microsoft, Hyland, Verisk and Lexis Nexis, as well as Insurtech start-ups, such as Arity, Friss, SPLICE Software, and Cape Analytics. These partnerships enhance the value of our solutions and provide our customers additional end-to-end functionality.

We engage in a variety of traditional and online marketing activities designed to provide sales support, build brand recognition and enhance our reputation as an industry leader. Our marketing efforts help articulate our vision of how Duck Creek can shape the future of the P&C and general insurance industry with affordable, flexible and open technology. Through our integrated marketing strategy we drive demand and brand recognition by leveraging digital advertising, search engine optimization, webinars, social media, media engagement and thought leadership and various event-based marketing initiatives. We participate at industry conferences, are published frequently in the industry press and have active relationships with major industry analysts. Additionally, we host an annual user conference, Formation, where our customers both participate in and deliver presentations on a wide range of Duck Creek and insurance technology topics. Formation facilitates discussions among industry participants and serves as a great resource for tips on using our Platform and industry best practices. We also invite potential customers and partners to Formation as we believe customer references are a key component of driving new sales. We believe we are able to capitalize on the resulting network effect as we build goodwill through customer reviews and testimonials, word-of-mouth referrals, and references from other industry participants.

Research and Development

Our research and development efforts focus on enhancing our offerings, in particular our SaaS solutions, to help our customers improve their operations, drive greater digital engagement with their customers, agents, and brokers, and gather, store and analyze data to improve business decisions. As of August 31, 2022, our research and development team was comprised of 524 employees, including product management.

We make meaningful investments in developing the product definitions engineering personnel and integrations necessary for our solutions to meet the market requirements of each P&C and general insurance line of business and country or state in which we market our solutions. This market-segment specific functionality must be updated regularly in order to stay current with regulatory changes in each region. We rely heavily on input from our customers in developing products that meet their needs. Our product management team leads our research and market validation efforts and provides guidance to our management and engineering teams based on their collective domain expertise and in-depth knowledge and understanding of our customers, as well as their expertise in general technology advancements beyond the P&C and general insurance industry. As a result, our product management team engages regularly with customers, partners, and other industry participants, as well as our customer service, sales and marketing, and research and development organizations. Our product management team manages our development projects generally and serves to align separate functions within the company with a single strategic vision.

Our product and engineering teams are responsible for the design, development and testing of our products. They work together to launch new products and functionality as well as continuously enhance and support our existing products. These teams include both technology and insurance experts. We leverage a collaborative, team-based and test-driven approach to engineering so we can deliver new updates frequently. We believe that the pace of change in the P&C and general insurance industry requires a steady stream of continuous delivery of upgrades to our software solutions, which incrementally improve user experiences, core processes, and insurance products.

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

Competition

The market for core system software for the P&C and general insurance industry is highly competitive and fragmented. Increased spending by carriers on software applications and the emergence of new platforms that have expanded from the modernization of core systems to include new digital engagement and data and analytics solutions have generated significant interest among investors and entrepreneurs. Increased capital allows market participants to adopt more aggressive go-to-market strategies, improve existing products, introduce new ones, and consolidate with other vendors. This market is also subject to changing technology preferences, shifting customer needs, and the introduction of new models, products, and services, which fosters a highly competitive market. Additionally, existing relationships between potential customers and our competitors may make selling our solutions to such customers challenging due to the high costs and risk of business interruption associated with switching providers. Our current and future competitors vary in size and in the breadth and scope of the products and services they offer, and may be larger, have longer operating histories, or have greater available financial, technical, sales, marketing and other resources than we do, as well as larger installed customer bases. Our current principal competitors include, but are not limited to:

•
Internally Developed Technology and Software: Many large insurance companies have sufficient IT resources to develop and maintain proprietary internal systems, or to consider developing new custom systems. Often these in-house technology programs will be supported by large scale consulting firms such as IBM, Wipro, Cognizant, and others.
•
P&C and General Insurance Industry Software Vendors: Vendors such as Guidewire, Insurity, Majesco, Sapiens and others provide software products that are specifically designed to meet the needs of insurers.
•
Horizontal Software Vendors: Vendors such as Oracle, SAP, Pegasystems and others provide software that can be customized to address the needs of insurers.
•
IT Services Firms: Firms such as DXC Technology, NTT Data and Tata Consultancy Services Limited offer software and systems that can be adapted for the P&C and general insurance industry.

We believe the principal competitive factors in our market include, but are not limited to:

•
Breadth and depth of product functionality,
•
Line of business support that fits the needs of each element of a carrier’s business,
•
Total cost of ownership,
•
Domain expertise in the P&C and general insurance industry,
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

As of August 31, 2022, we owned eight issued U.S. patents, one of which expired in October 2022. Our remaining seven U.S. patents are scheduled to expire between May 2023 and January 2032. The competitive advantages from the rights granted under our patents and the exact protection these patents provide cannot be predicted with certainty. Our existing patents, and any future patents, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing upon these patents. We anticipate filing additional patent applications to protect our rights in the future to the extent that it would be beneficial and cost effective.

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

Employees and Human Capital Resources

As of August 31, 2022, we had 1,883 employees and 156 contingent employees.

Our business requires attracting, developing, and retaining a motivated team of individuals who thrive in a culture based on integrity, rationality, and collegiality that embraces diversity, inclusion, and belonging. Understanding and proactively anticipating the priorities and needs of our current and future employees is important to realizing our mission to be the platform P&C insurers trust to engage, innovate, and grow efficiently.

Attracting, Developing, and Retaining Employees

Our recruiting, development, and retention objectives focus on attracting skilled and engaged employees who contribute the talent and diverse perspectives critical to our innovative, forward-looking, and inclusive workforce. Our recruiting process actively sources diverse talent and is designed to reduce bias, supporting our ability to hire candidates with professional qualifications, personal potential, and differing perspectives. Our flexible work policies expand our ability to hire and retain talent in geographies where we do not have physical offices. Fostering career progression by encouraging regular professional development empowers our employees to pursue their career aspirations, which is critical to developing and retaining our employees. We invest in broad-based development for all of our employees in various ways such as skills-building programs, on-demand learning options, mentoring programs, and leadership development courses. In an effort to create more development opportunities for all employees, we are currently expanding our intern, mentoring, and leadership development programs. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews and our progress toward hiring/promotion goals in our development, diversity and inclusion plans.

Diversity, Inclusion, and Belonging

We believe that understanding and respecting another’s perspective, experience, background, and beliefs provides an opportunity to expand horizons, challenge complacency, and foster empathy. Diversity of perspective, experience, background, and beliefs fuel our innovative, collaborative, and engaged workplace. Realizing greater ethnic, racial, and gender diversity across all levels of our organization is, and will continue to be, an ongoing journey. We strive to be equitable in our hiring, promotion, job assignment, and compensation practices. Some of our initiatives to create greater diversity and belonging among our employees include inclusive recruiting and outreach programs for diverse candidates, employee resource groups, and management-led listening circles.

Positive Corporate Culture

Our employees are critical to our success, and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. Our values of integrity, rationality, and collegiality are the foundation of how we work with one another. We incorporate a wide variety of communication and training activities to encourage collaboration amongst our colleagues around the world.

Health and Wellness

We believe a healthy, engaged, and high-performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health, and safety through benefits and resources. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting, and retention programs. In response to the COVID-19 pandemic, we expanded our physical, mental, and family health programs and informational outreach through professional development opportunities and personal empowerment, safe and healthy workspaces, wellness initiatives (including physical, emotional, and mental health), equitable compensation, benefits, and recognition.

Labor Relations

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We focus heavily on employee engagement and aspire to be a great place to work for our employees. We recognize the critical role that our supervisors and managers play in fostering a productive, inclusive and respectful work environment, and we encourage employees to work directly with their supervisors, where possible, to efficiently and effectively resolve workplace concerns. We also respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference. We strive to work collaboratively with the councils and associations that represent our workers.

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

While the full impact of COVID-19 remains unknown and COVID-19 has impacted certain companies’ decisions regarding technology spending, we have not experienced a material disruption on our bookings or sales to date. For the fiscal year ended August 31, 2022, we generated growth of 16% in total revenue, 23% in subscription revenue and 25% in SaaS ARR (as defined below) as compared to the fiscal year ended August 31, 2021. For the fiscal year ended August 31, 2021, we generated growth of 23% in total revenue, 49% in subscription revenue and 21% in SaaS ARR as compared to the fiscal year ended August 31, 2020. Our ability to grow revenue within our existing customer accounts has remained strong, with a SaaS Net Dollar Retention Rate (as defined below) of 107.5% and 120.4% for the years ended August 31, 2022 and 2021, respectively.

As of August 31, 2022, we had $273.1 million of liquidity, including $155.3 million in cash and cash equivalents, $117.8 million in short-term investments, and $44.3 million of availability under our revolving credit facility.

The magnitude of the effect of COVID-19 on our business will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The longer the pandemic continues or resurges, the more severe the impacts described above may be on our business. The extent, length and consequences of the pandemic, including our customers’ purchasing decisions and other reactions, are uncertain and impossible to predict, but could be material. Any re-openings followed by subsequent restrictions or closings could also have a material impact on us. See “Risk Factors—Risks Related to Our Business and Industry—Public health outbreaks, epidemics or pandemics, including the global COVID-19 outbreak, could harm our business, results of operations, and financial condition.”

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

Our business involves significant risks, some of which are set forth below. You should carefully consider the risks described below together with other information set forth in this Annual Report on Form 10-K and in our other public filings. If any of the following risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. The risks discussed below are not the only risks we face. Additional risks chor uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur.

Risks Related to Our Business and Industry

We have a history of losses and may not achieve or maintain profitability in the future.

We have incurred net losses of $8.3 million, $16.9 million, and $29.9 million in fiscal 2022, 2021 and 2020, respectively. We must generate and sustain higher revenue levels in future periods to become profitable, and, even if we do, we may not be able to maintain or increase our profitability. We expect to continue to incur losses for the foreseeable future as we expend substantial financial and other resources on, among other things:

•
sales and marketing, including expanding our direct sales team and online marketing programs, particularly for larger customers;
•
investments in our people, including hiring and retention of employees with technology and engineering skills;
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

These expenditures may not result in additional revenue or the growth of our business and total costs may be greater than we currently predict based on both internal and external factors, such as the current economic downturn, high inflationary pressures and international political instabilities, many of which are beyond our control. Accordingly, we may not be able to generate sufficient revenue to offset our expected cost increases and achieve and sustain profitability. If we fail to achieve and sustain profitability, the market price of our common stock could decline.

We face intense competition in our market, which could negatively impact our business, results of operations and financial condition and cause our market share to decline.

The market for our solutions and services is intensely competitive. The competitors we face in any sale may change depending on, among other things, the line of business purchasing the solution, the solution being sold, the geography in which we are operating and the size of the carrier to which we are selling. For example, we are more likely to face competition from small independent firms when addressing the needs of small insurers. Our competitors may compete on the basis of price, the time and cost required for software implementation, custom development, or unique product features or functions. Outside of the United States, we are more likely to compete against vendors that may differentiate themselves based on local advantages in language, market knowledge and pre-built content applicable to that jurisdiction. We also compete with vendors of horizontal software products that may be customized to address needs of the P&C insurance industry.

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

We expect to continue to derive most of our revenue from solutions and additional services we provide to the P&C insurance industry. Given the concentration of our business activities in this industry, we will be particularly exposed to certain economic downturns affecting the insurance industry, in particular the P&C insurance industry. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, inflation and the strength of the economies in which our customers operate. A poor economic environment has resulted in and could result in further significant decreases in demand for our solutions and professional services, including the delay, reduction in scope or length or cancellation of current or anticipated projects, or could present difficulties in collecting accounts receivables from our customers due to their deteriorating financial condition. Our existing customers may be acquired by or merged into other entities that use our competitors’ products, or they may decide to terminate their relationships with us for other reasons. As a result, our sales could decline if an existing customer is merged with or acquired by another company that has a poor economic outlook, or is closed.

Our customers may defer or forego purchases of our solutions or professional services in the event of global events such as weakened global economic conditions, inflationary pressures, international political instability and other events that we may not foresee.

The general worldwide economic downturn and other recent global events (such as inflationary pressures and international political instabilities) have made, and are expected to continue to make, it difficult for our customers and us to forecast and plan future business activities accurately. Prolonged periods of these or other unforeseen uncertainties or downturns have, and may in the future, harm our business operations or financial results. For example, the decision by referendum to withdraw the United Kingdom from the European Union (“Brexit”) in June 2016 has resulted in significant volatility in global stock markets and fluctuations in currency exchange rates. More recently, a trade and cooperation agreement was ratified by the European Parliament and the Council of the European Union to govern the United Kingdom's future relationship with the European Union. This agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the United Kingdom and the European Union, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. Brexit may also cause delays in purchasing decisions by our potential and current customers affected by this transition due to the considerable political and economic uncertainty created by Brexit and uncertainty as to the nature of the United Kingdom's long-term relationship with the European Union. Brexit may further result in new regulatory and cost challenges to our United Kingdom and global operations, particularly with respect to data protection. Depending on the market and regulatory effects of Brexit, it is possible that there may be adverse practical or operational implications on our business, and prolonged economic uncertainties or downturns caused by Brexit could harm our business and results of operations.

Further, inflation has risen significantly worldwide and the United States has recently experienced historically high levels of inflation. This inflation and government efforts to combat inflation, such as recent and future significant increases to benchmark interest rates and other related monetary policies, have and could continue to increase market volatility and have an adverse effect on the domestic and international financial markets and general economic conditions. If the inflation rate continues to increase, it could also push up the costs of labor and our employee compensation expenses.

These and other global events, such as global inflation concerns and the ongoing conflict between Russia and Ukraine and other events that we may not foresee, may continue to create global economic, political and regulatory uncertainty in the regions in which we or our customers have significant operations. These conditions have caused and could continue to cause our customers to reevaluate their decision to purchase our solutions and professional services, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times our customers may face issues in gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may not receive amounts owed to us and may be required to record an allowance for doubtful accounts, which would adversely affect our financial results. A substantial downturn in the P&C insurance industry may cause firms to react to worsening conditions by reducing their capital expenditures, reducing their spending on IT, delaying or canceling IT projects, or seek to lower their costs by renegotiating vendor contracts. Negative or worsening conditions in the general economy both in the United States and abroad, including conditions resulting from financial and credit market fluctuations and inflation, could cause a decrease in corporate spending on enterprise software in general, and in the insurance industry specifically, and negatively affect the rate of growth of our business.

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

Customer staffing and resource allocation challenges, particularly with respect to IT resources, may result in the lengthening of sales cycles and the delay, reduction in scope or cancellation of current or anticipated projects.

In the event that our customers reduce, or limit the growth of, staffing or resource allocation, particularly with respect to IT resources, whether as a result of macroeconomic challenges, inflation or otherwise, our sales cycles could lengthen and current or anticipated projects could be delayed, reduced in scope or length or canceled. As the general worldwide economic outlook remains unstable, customers may increase or revise the levels of approvals required in order to determine to purchase our solutions or professional services, or renew subscription arrangements or license agreements. Any of these events could seriously harm our business, results of operations and financial condition.

Weakening of our customers’ businesses could result in reductions or limitations on growth in our revenue.

We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract. Challenges to customers’ business can result in the failure to trigger upward fee adjustments or could result in downward fee adjustments with respect to any such customer. We have adjusted contracts and bought out the remaining subscriptions of customers to address such challenges to customers’ businesses and may continue to do so or take similar actions in the future. Any of these events could seriously harm our business, results of operations and financial condition.

Factors outside of our control, including, but not limited to, natural catastrophes, the geopolitical landscape, and terrorism may adversely impact the P&C insurance industry, preventing us from expanding or maintaining our existing customer base and increasing our revenue. Our business is subject to the risks of earthquakes, fire, floods, and other natural catastrophic events, and to interruption by man-made problems such as computer viruses.

Our customers are P&C insurers that have experienced, and will likely experience in the future, losses from catastrophes or terrorism that may adversely impact their businesses. Catastrophes can be caused by various events, including, without limitation, hurricanes, tsunamis, floods, windstorms, earthquakes, hail, tornadoes, explosions, severe weather, epidemics, pandemics, and fires. Climate change and other environmental factors are contributing to an increase in erratic weather patterns globally and intensifying the impact of certain types of catastrophes. Moreover, acts of terrorism or armed conflict or uncertainty in the geopolitical landscape, including as a result of escalation in the ongoing conflict between Russia and Ukraine, could cause disruptions to our business or our customers’ businesses or the economy as a whole. The risks associated with natural catastrophes, the geopolitical landscape, and terrorism are inherently unpredictable, and it is difficult to forecast the timing of such events or estimate the amount of losses they will generate. Recently, for example, various parts of the United States have suffered extensive damage due to hurricanes, droughts, floods, severe heat and cold events, fires, and other natural disasters, Germany and other parts of Europe have experienced flooding, and Australia has experienced extensive damage due to fires and flooding. The combined and expected effect of those losses on carriers is significant. Such losses and losses due to future events may adversely impact our current or potential customers, which may prevent us from maintaining or expanding our customer base and increasing our revenue as such events may cause customers to postpone purchases of new offerings and professional service engagements or to discontinue existing projects. Any of these events could materially harm our business, results of operations and financial condition.

If we are unable to continue the successful development of our direct sales team and the expansion of our relationships with our strategic partners, sales of our solutions, and consequently our professional services, will suffer and our growth would be slower than we project.

We believe that our future growth will depend on the continued recruiting, retention and training of our direct sales team and their ability to obtain new customers and to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of inside sales personnel and solution consultants. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. Remote working could further slow the onboarding of direct sales team members. If we are unable to hire and develop a sufficient number of productive members of our sales team, sales of our solutions will suffer. Additionally, a decline in sales of our solutions will directly impact our professional services revenue since a reduction in sales of our SaaS solutions and software license products will reduce the need for implementation services related to such products. Any of these events could impede our growth and materially harm our business, results of operations and financial condition.

We believe our future growth also will depend on the retention and expansion of our partnerships with third-party partners, including leading SIs and best-in-class technology companies, which help to increase the visibility of our products and engage with us in co-marketing efforts. The goal of our partnerships with leading SIs and other third-party partners, including our sales, solution and consulting providers and third-party solution partners is to allow us to grow our business by giving us scale to service our growing customer base. Our growth in revenue, particularly in international markets, will be influenced by the development and maintenance of partnerships which, in some cases, may require the establishment of effective relationships with regional SIs. Although we have established relationships with some of leading SIs, our solutions and professional services may compete directly against solutions and professional services that such leading SIs support or market. Additionally, we are unable to control or predict the effects of ongoing global events (including, without limitation, global inflation and the weakened global economic conditions, international political instability, ongoing COVID-19 pandemic developments and other events that we may not foresee) on our SI partners. If we are not able to retain and expand our relationships with SIs and our other third party-partners, it will have an adverse effect on our business and our results of operations could fail to grow in line with our projections.

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

Increases in labor costs, including wages, and an overall tightening of the labor market, could adversely affect our business, results of operations or financial condition.

The labor costs associated with our business are subject to several external factors, including unemployment levels and the quality and the size of the labor market, prevailing wage rates, minimum wage laws, wages and other forms of remuneration and benefits offered to prospective employees by competitor employers, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation. Although we are not currently exposed to minimum wage work, we are exposed to related requirements as per the Fair Labor Standards Act regarding exempt versus non-exempt employment. From time to time, the labor market becomes increasingly competitive. For example, the United States is currently experiencing a workforce shortage, which in turn, has created a hyper-competitive wage environment that may increase our operating costs. If we are unable to mitigate wage rate increases driven by increases to the increasingly competitive labor market through automation and other labor savings initiatives, our labor costs may increase. Furthermore, the currently high inflation rates could also push up our labor costs. There is no assurance that our revenues will increase at the same rate as these labor cost increases to maintain the same level of profitability.

In the event we must offer increased wages or other competitive benefits and incentives to attract and retain qualified personnel and fail to do so, the quality of our workforce could decline, causing certain aspects of our business to suffer. Increases in labor costs could force us to increase our prices, which could adversely impact sales. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market and have recently experienced and expect to continue to experience some labor cost pressures. If we are unable to hire and retain capable employees, manage labor cost pressures, or if mitigating measures we take in response to increased labor costs, have unintended negative effects, including on client service or retention, our business would be adversely affected. If competitive pressures or other factors prevent us from offsetting increased labor costs, our profitability may decline and could have an adverse effect on our business, results of operations or financial condition.

Changes in our product revenue mix and gross margins as we continue to focus on sales of our SaaS solutions will cause fluctuations in our results of operations and cash flows between periods, which may cause our stock price to decline.

Our strategy has been to focus on growth and expansion of our SaaS solutions and, accordingly, our subscription revenue has continued to increase in comparison with our license revenue for our term and perpetual licenses. Our subscription revenue grew 23% from $125.3 million in fiscal 2021 to $153.5 million in fiscal 2022. From fiscal 2020 to fiscal 2021 subscription revenue grew 49% from $84.0 million to $125.3 million.

Our subscription revenue is recognized ratably over the term of the contract, unlike the license revenue from our term and perpetual licenses, which is typically recognized upfront. We expect the portion of our subscription revenue will continue to grow as we continue to focus on driving sales of our SaaS solutions to new customers and existing term and perpetual license customers, as well as to our existing customers with SaaS arrangements who do not utilize the full Duck Creek Suite. As a result, our product revenue mix has changed, and will continue to change over time as the portion of upfront license revenue decreases and the portion of ratable subscription revenue increases, which may make our results in any one period difficult to compare to any other period. This change of revenue mix could adversely impact our gross and operating margins. For instance, as we continue to increase our focus on SaaS customers, we expect our overall gross margin percentage to decrease due to our subscription gross margin percentages being lower than our license gross margin percentages.

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

Our revenue is dependent on orders from customers in the P&C insurance industry and a relatively small number of customers have historically accounted for a significant portion of our revenue. We have over 150 insurance customers. We had no single customer that accounted for over 10% of our total revenue in fiscal 2022 or 2021. We also assess customer concentration by combining customers that are under common control and considering them as one entity. On this basis we had no consolidated entities that represented more than 10% of our total revenue in fiscal 2022 or 2021. However, as of August 31, 2022, one customer accounted for greater than 13% of accounts receivable, and as of August 31, 2021, one customer accounted for approximately 11% of accounts receivable. No other customer individually accounted for more than 10% of the Company's accounts receivable for these reporting periods. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our revenue for the foreseeable future. As a result, our revenue could be significantly impacted by any negative changes in the buying behavior of our larger customers. If we fail to successfully sell our solutions and professional services to one or more of these anticipated customers in any particular period or fail to identify additional potential customers or such customers purchase fewer of our solutions or professional services, defer or cancel orders, fail to renew their subscription arrangements or license agreements or otherwise terminate their relationship with us, our business, results of operations and financial condition would be harmed. Additionally, if our sales to one or more of these anticipated customers in any particular period is for SaaS arrangements or maintenance and support and are ratable in nature, or if we fail to achieve the required performance criteria or service levels for one or more of these relatively small number of customers, our quarterly and annual results of operations may fluctuate significantly. Some of our SaaS arrangements and license agreements with our customers can be canceled and not renewed by the customer after the expiration of the SaaS or license term, as applicable, on relatively short notice. Moreover, one of our SaaS customers has a right to terminate its contract with us at its discretion by providing notice and paying a termination fee based on a proportion of the remaining SaaS fees otherwise payable by that customer for the balance of the committed term of its contract, while one of our other SaaS customers has a right to terminate its contract with us at its discretion only during the first year of the committed term of its contract by providing notice and paying a termination fee equal to the SaaS fees otherwise payable by that customer for the balance of the first year of the committed term of its contract. In addition, consolidation in the insurance another SaaS customer has the ability to elect during the last year of the committed term of its contract to discontinue its access to certain SaaS capabilities made available to it under such contract by providing notice and receiving up to an approximately 7% reduction in annual SaaS fees that would have otherwise been payable by that customer during the last year of the committed term of its contract. The loss of business from any of our significant customers, including from cancellations, could seriously harm our business, results of operations and financial condition.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that result in increased cost of sales, decreased revenue and lower average selling prices and gross margin percentages, all of which would harm our results of operations.

Some of our customers include the world’s largest carriers. These customers have significant bargaining power when negotiating new SaaS arrangements or term licenses, or renewals of existing agreements, and have the ability to buy similar solutions from other vendors or develop such systems internally. These customers have and may continue to seek advantageous pricing and other commercial terms and may require us to develop additional features in the solutions we sell to them. We have been required to, and may continue to be required to, reduce the average selling price of our solutions in response to these pressures, resulting in lower contract values in recent periods. These customers may also require us to implement their purchased products on an expedited basis. If we are unable to implement our products to our customer’s satisfaction or avoid reducing our average selling prices and gross margin percentages, our results of operations would be harmed.

There may be consolidation in the insurance industry, which could reduce the use of our products and services and adversely affect our revenues.

Mergers or consolidations among our customers could reduce the number of our customers and potential customers. This could adversely affect our revenues even if these events do not reduce the aggregate number of customers or the activities of the consolidated entities. If our customers merge with or are acquired by other entities that are not our customers, or that use fewer of our products and services, they may discontinue or reduce their use of our products and services. Any of these developments could materially and adversely affect our business, results of operations and financial condition.

Our business depends on customers renewing and expanding their SaaS arrangements, term licenses or maintenance and support arrangements for our solutions. A decline in our customer renewals and expansions could harm our future results of operations.

Our customers have no obligation to renew their SaaS arrangements, term licenses or maintenance and support arrangements after they expire, and these arrangements or licenses may not be renewed on the same or more favorable terms. Moreover, one of our SaaS customers has a right to terminate its contract with us at its discretion by providing notice and paying a termination fee based on a proportion of the remaining SaaS fees otherwise payable by that customer for the balance of the committed term of its contract, while one of our other SaaS customers has a right to terminate its contract with us at its discretion only during the first year of the committed term of its contract by providing notice and paying a termination fee equal to the SaaS fees otherwise payable by that customer for the balance of the first year of the committed term of its contract. In addition, another SaaS customer has the ability to elect during the last year of the committed term of its contract to discontinue its access to certain SaaS capabilities made available to it under such contract by providing notice and receiving up to an approximately 7% reduction in annual SaaS service fees that would have otherwise been payable by that customer during the last year of the committed term of its contract. We have limited historical data with respect to rates of customer renewals, upgrades and expansions of our SaaS solutions, so we may not accurately predict future trends in customer renewals. In addition, our term and perpetual license customers have no obligation to renew their maintenance and support arrangements after the expiration of the initial contractual period, which has historically been for three to six years, and more recently has been reduced to two years. Our customers’ renewal rates may fluctuate or decline because of several factors, including their satisfaction or dissatisfaction with our solutions and professional services, the prices of our solutions and professional services, the prices of solutions and professional services offered by our competitors or reductions in our customers’ spending levels due to the macroeconomic environment (including, without limitation, the ongoing global economic downturn, inflationary pressures and political instabilities) or other factors. If our customers do not renew their SaaS arrangements or term licenses for our solutions or renew on less favorable terms, our revenue may decline or grow more slowly than expected and our profitability will be harmed.

Our growth strategy is focused on continuing to develop our SaaS solutions, which has, and may continue to increase our costs. In addition, if we are unable to successfully grow our SaaS business or navigate our growth strategy, our reputation, results of operations and growth expectations could be significantly harmed.

To address demand trends in the P&C insurance industry, we have focused on and plan to continue focusing on the growth and expansion of our SaaS business. This growth strategy has required and will continue to require a considerable investment of technical, financial and sales resources. We have no assurance that such investments will result in an increase in subscription revenue or that we will be able to scale such investments efficiently, or at all, to meet customer demand and expectations. Our focus on our SaaS business has, and may continue to increase our costs, such as the cost of public infrastructure, in any given period and may be difficult to predict over time. Further, we have experienced and may continue to experience reduced term or perpetual license revenue as we increasingly focus on our SaaS business.

Our SaaS arrangements also contain service level agreement clauses, for matters such as failing to meet stipulated service levels. Should these penalties be triggered, our results of operations may be adversely affected. Furthermore, we may assume greater responsibilities for implementation related services as we continue to focus on our SaaS business. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. The consequences in such circumstances could include: monetary credits for current or future service engagements, reduced fees for additional product sales, cancellations of planned purchases and a customer’s refusal to pay their contractually-obligated SaaS or professional service fees. Any factor adversely affecting sales of our SaaS solutions, including application release cycles, delays or failures in new product functionality, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, would have a material adverse effect on our business, financial condition and results of operations. Additionally, the entry into new markets or the introduction of new features, functionality or applications beyond our current markets and functionality may not be successful. If we are unable to successfully grow our SaaS business and navigate our growth strategy in light of the foregoing uncertainties, our reputation could suffer and our results of operations would be harmed, which may cause our stock price to decline.

Failure to manage our expanding operations effectively could harm our business.

We have expanded our operations and expect to continue to do so, including the number of employees and the locations and scope of our operations. Additionally, the COVID-19 pandemic and changing workforce dynamics have resulted in our employees and contractors working from home, bringing new challenges to managing our business and work force, which we generally expect to continue for the foreseeable future. This expansion and changing work environment has placed, and will continue to place, a significant strain on our operational resources and our personnel. We will also need to identify, add and retain additional qualified personnel across our operations. To manage our anticipated future operational expansion effectively, we must continue to maintain and expect to enhance our IT infrastructure, financial and accounting systems and controls and manage expanded operations and employees in geographically distributed locations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new solutions. If we increase the size of our organization without experiencing an increase in sales of our solutions, we will experience reductions in our gross and operating margins and net income. We may also deem it advisable in the near-term or later to downsize certain of our offices in order to reduce costs, which may cause us to incur related charges. If we are unable to effectively manage our expanding operations or manage the increase in remote employees, our expenses may increase more than expected, our revenue could decline or grow more slowly than expected and we may be unable to implement our business strategy.

If we are unable to develop or sell our solutions into new markets, attract new customers in existing markets, or expand existing customer relationships, our revenue will not grow as expected.

Our ability to increase revenue will depend, in large part, on our ability to further attract new customers in our existing markets and in new markets, as well as our ability to transition our existing term and perpetual license customers to our SaaS solutions and to increase sales from existing customers who do not utilize the full Duck Creek Suite. Our ability to further penetrate our existing markets depends on the quality of our solutions and our ability to design our solutions to meet changing consumer demands and industry standards, as well as our ability to assure that our customers will be satisfied with our existing and new solutions. The success of any enhancement or new solution or service depends on several factors, including the timely completion, introduction and market acceptance of enhanced or new solutions, adaptation to new industry standards and technological changes, the ability to maintain and to develop relationships with third parties and the ability to attract, retain and effectively train sales and marketing personnel. Any new solutions we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the market acceptance necessary to generate significant revenue. Any new industry standards or practices that emerge, or any introduction by competitors of new solutions embodying new services or technologies, may cause our solutions to become obsolete. Any new markets in which we attempt to sell our solutions, including new countries or regions, may not be receptive or implementation may be delayed due to COVID-19. Additionally, any expansion into new markets will require commensurate ongoing expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the solution not incorporating in a timely fashion or at all due to a failure of the solution to comply with such local laws or regulations. If we are unable to sell our solutions into new markets or to further penetrate existing markets, or to increase sales from existing customers by selling them additional software and services, our revenue will not grow as expected, which would have a material adverse effect on our business, financial condition and results of operations.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we accumulate additional funds through debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. We cannot assure stockholders that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our solutions, invest in future growth opportunities or otherwise respond to competitive pressures would be significantly limited. Any of these factors could harm our business, results of operations and financial condition.

Increases in professional services revenue as a percentage of total revenue or lower professional services margin percentages could adversely affect our overall gross margins and profitability.

Our professional services revenue was 35%, 38%, and 44% of total revenue for fiscal 2022, 2021 and 2020, respectively. Our professional services revenue produces lower gross margin percentages than our subscription revenue and license revenue. The gross margin percentages of our professional services revenue were 40%, 42%, and 39% for fiscal 2022, 2021 and 2020, respectively. The gross margin percentages for license revenue were 92%, 84%, and 81% for fiscal 2022, 2021 and 2020, respectively. The gross margin percentages for subscription revenue were 61%, 62% and 58% for each of fiscal 2022, 2021 and 2020, respectively. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services but decrease as a percentage of total revenue. Any increase in the percentage of total revenue represented by professional services revenue would reduce our overall gross margins and operating margins. Such a trend can be the result of several factors, some of which may be beyond our control, including increased customer demand for our professional service team’s involvement in new solutions, the rates we charge for our professional services, our ability to bill our customers for all time incurred to complete a project, and the extent to which SI partners are willing and able to provide services directly to customers. Erosion in our professional services margin percentages would also adversely affect our gross and operating margin percentages. Professional services margin percentages may erode for a period of time as we work to grow our business and overall revenue; for instance, professional services margin percentages may erode if we hire and train additional professional services personnel to support new solutions, if we require additional professional service personnel to support entry into new markets, or if we require additional personnel on unexpectedly difficult projects to ensure customer success, perhaps without commensurate compensation due to the terms of the arrangement.

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

The typical sales cycle for our solutions is lengthy and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers’ organizations, and often involves a significant operational decision by our customers. While sales cycles can vary and such differences can be material, the typical buying process for a customer purchasing core system software takes approximately twelve to fifteen months, and such cycles may be extended in the current economic climate. Our sales efforts involve educating our customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings achievable by organizations using our solutions. Potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process, and sales to new customers involve extensive customer due diligence and reference checks. We invest a substantial amount of time and resources on our sales efforts without any assurance that our efforts will produce sales. Even if we succeed at completing a sale, we may be unable to predict the size of an initial SaaS arrangement or term or perpetual license until very late in the sales cycle. In addition, we sometimes commit to include specific functions in our base product offering at the request of a customer or group of customers and are unable to recognize subscription or license revenue until the specific functions have been added to our solutions. Providing this additional functionality may be time consuming and may involve factors that are outside of our control. Customers may also insist that we commit to certain time frames in which systems built around our solutions will be operational, or that once implemented our solutions will be able to meet certain operational requirements. Our ability to meet such timeframes and requirements may involve factors that are outside of our control, and failure to meet such timeframes and requirements could result in us incurring penalties, costs and/or additional resource commitments, which would adversely affect our business, results of operations and results of operations.

Unexpected delays and difficulties can occur as customers implement and test our solutions. Implementing our solutions typically involves integration with our customers’ and third-party’s systems, as well as adding customer and third-party data to our platform. This can be complex, time consuming and expensive for our customers and can result in delays in the implementation of our solutions. We also provide our customers with upfront estimates regarding the duration, resources and costs associated with the implementation of our solutions. Failure to meet these upfront estimates and the expectations of our customers for the implementation of our solutions (whether or not due to any fault on our part) could result in costly disputes with, and ultimately loss of, customers and negative publicity about us and our solutions and professional services. Such failure could result from deficiencies in our solution capabilities or inadequate professional service engagements performed by us, our SI partners or our customers’ employees, the latter two of which are beyond our direct control. Time-consuming implementations may also increase the amount of services personnel we must allocate to each customer, thereby increasing our costs and consequently the cost to our customers and adversely affecting our business, results of operations and financial condition.

Our business is subject to seasonal fluctuations that may cause our results of operations to vary from period to period.

Our business is subject to seasonal fluctuations that may cause our results of operations to vary from period to period and may be reflected in our revenue, gross margin, SaaS ARR growth and other financial measures. Many of the factors that contribute to seasonal fluctuations in our results of operations are out of our control. We have experienced, and expect that we will continue to experience, seasonality in the number of orders placed and when we enter into subscription agreements with customers. Historically, our bookings have tended to be greatest in the second and fourth fiscal quarters of the year. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics and thus limit our ability to predict our future results.

If we are unable to develop, introduce and market new and enhanced versions of our solutions, we may be put at a competitive disadvantage and our operating results could be adversely affected.

Our ability to attract new customers and increase revenue from our existing customers depends, in part, on our continued ability to enhance the functionality of our existing solutions by developing, introducing and marketing new and enhanced versions of our solutions that address the evolving needs of our customers and changing industry standards in both our existing markets and new markets. Because some of our solutions are complex and require rigorous testing, development cycles can be lengthy and can require months or even years of development, depending upon the solution and other factors. As we expand internationally, our products and services must be modified and adapted to comply with regulations and other requirements of the countries in which our customers do business.

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

If we fail to develop new solutions or enhancements to our existing solutions, our business could be adversely affected, especially if our competitors are able to introduce solutions with enhanced functionality. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully introduce new, enhanced and competitive solutions to meet our customers’ and prospective customers’ needs on a timely basis. We have invested and intend to continue to make significant investments in research and development to meet these challenges. Our estimates of research and development expenses may be too low, revenue may not be sufficient to support the future product development that is required for us to remain competitive and development cycles may be longer than anticipated. Further, there is no assurance that research and development expenditures will lead to successful solutions or enhancements to our existing solutions. Furthermore, maintaining adequate research and development personnel and resources to meet the demands of the market is essential. If we experience high turnover of our product and development personnel, a lack of management ability to guide our research and development, or a lack of other research and development resources, we may miss or fail to execute on new product development and strategic opportunities.

Overall, if we fail to develop solutions in a timely manner that are competitive in technology and price or develop solutions that fail to meet customer demands, our market share will decline and our business and results of operations would be harmed.

We expect to continue to expand through acquisitions or partnerships with other companies, which may divert our management’s attention and result in unexpected operating and technology integration difficulties, increased costs and dilution to our stockholders.

We expect to continue to grow, in part, by making targeted acquisitions. For example, we recently completed the acquisition of Prima XL, a France-based commercial reinsurance technology provider. Our business strategy includes the potential acquisition of shares or assets of companies with software, technologies or businesses complementary to ours, both domestically and globally. Our strategy also includes alliances with such companies. We have consummated several acquisitions over the past four years that were initially dilutive to earnings. Acquisitions and alliances may result in unforeseen operating difficulties and expenditures and may not result in the benefits anticipated by such corporate activity.

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

Developing software is expensive, and the investment in product development may involve a long payback cycle. Our research and development expenses were $55.4 million, or 18% of our total revenue in fiscal 2022, $48.5 million, or 19% of our total revenue in fiscal 2021, and $44.1 million, or 21% of our total revenue in fiscal 2020. Costs incurred in the preliminary design and development stages of our projects are generally expensed as incurred. Once a project has reached the application development stage, certain internal, external, direct and indirect costs may be subject to capitalization. Generally, costs are capitalized until the technology is available for its intended use. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, follow the same protocol for capitalization. Our future plans include significant investments to develop, improve and expand the functionality of our solutions. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we may not recognize significant revenue from these investments for several months or years, if at all.

Our international sales and operations subject us to additional risks that can adversely affect our business, results of operations and financial condition.

We sell our solutions and professional services to customers located outside the United States, and we are continuing to expand our international operations as part of our growth strategy. In fiscal 2022, 2021 and 2020, 8%, 8%, and 5% of our revenue, respectively, was derived from outside of the United States. Revenue by geography is determined based on the country in which a customer contract is executed. Some of our contracts allow for usage of our solutions in multiple countries. Our current international operations and our plans to expand our international operations subject us to a variety of risks, including:

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
•
a slower pace of adoption of enterprise cloud computing, including SaaS solutions, in non-U.S. markets;
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

Failure of our commercial liability insurance policy to cover claims and any changes to the availability or coverage amounts in our existing policy could have a material adverse effect on our business, financial condition, and results of operations.

We cannot assure you that our existing general liability insurance coverage and coverage for errors and omissions in our products will be fully covered by our existing policies and will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Intellectual Property, Information Technology and Data Security

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties generally include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, results of operations, and financial condition. Although our normal practice is to contractually limit our liability with respect to such indemnity obligations, those limitations may not be fully enforceable in all situations, and we may still incur substantial liability under those agreements. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

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

Risks Related to Accounting, Legal, Regulatory and Tax Matters

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

Risks Related to COVID-19

Public health outbreaks, the measures taken to contain the spread of such outbreaks and the impact of such outbreaks on the global economy could harm our business, results of operations, and financial condition.

Public health outbreaks, epidemics or pandemics, could materially and adversely impact our business. For example, the COVID-19 virus resulted in numerous countries, including the United States, declaring national emergencies with respect to COVID-19. The outbreak and the public health measures undertaken by governments, businesses and individuals to contain the spread of COVID-19, included orders to shelter-in-place and restrictions on travel and permitted business operations. While most of those restrictions have been relaxed, an increase in COVID-19 cases or variations thereof may result in the reimposition of such restrictive measures, could and continue to result in global business disruptions that adversely affect workforces, organizations, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing outbreak has disrupted, and will likely continue to disrupt, the normal operations of many businesses, including our customers, as well as the ability of our technical support teams and sales force to travel to existing customers and new business prospects, and the operations of our customers and SI partners. While our business has not, to date, experienced a material disruption in bookings or sales from the COVID-19 pandemic, should the outbreak or variations thereof intensify, we may experience delays in services delivery, implementations, critical development and commercialization activities, including delays in the introduction of new products and services and further international expansion, interruptions in sales and marketing activity, furloughs of employees and disruptions of supply chains.

The related impact on the global economy could also decrease technology spending by our existing and prospective customers and adversely affect their demand for our solutions. Further, our sales and implementation cycles could increase resulting in providing contract terms more favorable to customers and a potentially longer delay between incurring operating expenses and the generation of corresponding revenue or in difficulty in accurately predicting our financial forecasts. Additionally, an economic downturn has the potential to significantly reduce individual and business disposable income and depress consumer confidence, which could limit the ability or willingness of some consumers to obtain and pay for insurance products in both the short- and medium-term, which may negatively impact the ability of our customers to pay for our services or require such customers to request amended payment terms for their outstanding invoices. Furthermore, we are unable to predict the impact that COVID-19 may have going forward on the business, results of operations or financial position of any of our major customers, which could impact each customer to varying degrees and at different times and could ultimately impact our own financial performance. Certain of our competitors may also be better equipped to weather the impact of COVID-19 both domestically and abroad and better able to address changes in customer demand.

The outbreak has also presented operational challenges, included those related to working remotely and self-imposed restrictions on international and domestic travel. We depend on key officers and employees; should any of them become ill and unable to work, it could impact our productivity and business continuity. Although we continue to monitor the situation and have adjusted our policies as more information and public health guidance become available, it is not possible for us to predict the duration or magnitude of these business disruptions and the adverse results of the outbreak, which ultimately will depend on many factors, including the speed and effectiveness of containment efforts throughout the world, including those related to variations of COVID-19. These disruptions could negatively affect our operations or internal controls over financial reporting and may require us to implement new processes, procedures and controls to respond to further changes in our business environment.

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

Apax owns approximately 23.8% of our common stock and Accenture owns approximately 15.9% of our common stock. This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Apax may not always coincide with our interests or the interests of our other stockholders. For example, Apax exercises significant influence over all matters requiring a stockholder vote, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; and our winding up and dissolution. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Apax may seek to cause us to take courses of action that, in its judgement, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

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

These broad market and industry factors and the risk factors described herein may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may materially adversely affect the market price of our common stock.

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

We also have an aggregate of 164,629,721 shares of common stock authorized but unissued and not reserved for issuance under our incentive plans. We may issue all of the shares of common stock without any approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plans, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in 30,000 square feet of leased office space at 22 Boston Wharf Road, Boston, MA, pursuant to a lease that expires in 2028. We lease additional offices in Bolivar, Missouri; Rosemont, Illinois; Mumbai, India; as well as other regional offices outside the United States pursuant to leases that expire between 2022 and 2029. We do not own any real property. We believe that our current facilities are adequate for our present needs and suitable additional facilities will be available as needed on commercially reasonable terms.

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

On August 31, 2022, the last reported sale price of our common stock on the Nasdaq Global Select Market was $11.90 per share. As of August 31, 2022, we had 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison of the cumulative total return for our common stock, the Nasdaq Composite-Total Return Index and S&P Software & Services Select Industry Index for the period from August 14, 2020 through August 31, 2022. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Total Return Index and S&P Software & Services Select Industry Index assume reinvestment of dividends.

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

Issuer Purchases of Equity Securities

The table below sets forth information regarding our purchases of our common stock made during the year ended August 31, 2022.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 31, 2021 - August 31, 2022	59,254	$17.20	—	—
Total	59,254	$17.20	—	—

Item 6. Reserved

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

Overview

We are the leading cloud-based SaaS provider of core systems for the global property and casualty P&C insurance industry. We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of carriers’ core processes (policy administration, claims management and billing) as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the years ended August 31, 2022, 2021 and 2020, SaaS ACV bookings represented 97%, 97% and 96% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 150 insurance customers, of which approximately 83 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). We had no single customer that accounted for over 10% of our total revenue in fiscal 2022 or fiscal 2021 but one consolidated entity that represented approximately 11% of our total revenue for fiscal 2020. This consolidated entity is a large multinational corporation that does business with us through multiple subsidiaries.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the fiscal years ended August 31, 2022, 2021 and 2020, subscription revenue was 78%, 77% and 71% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results in future periods. Our term license revenue accounted for 9%, 8%, and 8% of software revenue during fiscal 2022, 2021 and 2020, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $57.5 million, $54.1 million, and $50.3 million in fiscal 2022, 2021 and 2020, respectively. We expect sales and marketing expenses to continue to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including through our new SaaS operations center and continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team is the fastest growing component of our cost of subscription revenue. Our cost of subscription revenue totaled $59.6 million, $47.3 million, and $34.9 million in fiscal 2022, 2021 and 2020.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $55.4 million, $48.5 million, and $44.1 million in fiscal 2022, 2021 and 2020, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Pursuing acquisitions. We have acquired and successfully integrated several businesses complementary to our own to enhance our software and technology capabilities. We intend to continue to pursue targeted acquisitions that further complement our product portfolio or provide us access to new markets. In fiscal 2022 cash consideration for acquisitions was $112.0 million. For fiscal 2021 and 2020, we did not engage in any acquisition activity.

Mix of Professional Services Revenue. Our professional services teams ensure the successful configuration and integration of our solutions, and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment, and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. For the fiscal 2022, 2021 and 2020, our professional services revenue was $106.3 million, or 35% of total revenue, $98.6 million, 38% of total revenue, and $94.1 million, 44% of total revenue respectively.

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

Share-based Compensation. In fiscal 2020, we had a high level of share-based compensation expense that was primarily driven by our IPO. For fiscal 2021 and 2022, share-based compensation decreased due to the normalization of expense commensurate with employees continuing to vest in their awards over requisite service periods.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 78%, 77% and 71% of software revenue during fiscal 2022, 2021 and 2020, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect volatility across reporting periods for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 9%, 8% and 8% of software revenue during fiscal 2022, 2021 and 2020.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 13%, 15% and 20% of software revenue during fiscal 2022, 2021 and 2020, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services, but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margins than our software revenue and accounted for 35%, 38% and 44% of our total revenue during fiscal 2022, 2021 and 2020, respectively.

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

Interest Income (Expense), Net

Interest expense, net comprise interest expense accrued or paid on our indebtedness, net of interest income earned on our cash and investment balances. We expect interest income (expense) to vary each reporting period depending on the amount of outstanding indebtedness, cash, cash equivalents, and investment balances, and prevailing interest rates.

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

Results of Operations

Comparison of Fiscal Years Ended August 31, 2022, 2021 and 2020

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Year Ended August 31,
(dollars in thousands)	2022		2021		2020
		Percent of Total Revenue		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$153,535	50%	$125,267	48%	$83,999	40%
License	17,284	6	12,171	5	9,914	5
Maintenance and support	25,752	9	24,285	9	23,680	11
Professional services	106,346	35	98,627	38	94,079	44
Total revenue	302,917	100	260,350	100	211,672	100
Cost of revenue
Subscription	59,592	20	47,266	18	34,902	16
License	1,386	—	1,888	1	1,853	1
Maintenance and support	3,676	1	3,410	1	3,338	2
Professional services	63,640	21	57,522	22	57,082	27
Total cost of revenue	128,294	42	110,086	42	97,175	46
Gross margins	174,623	58	150,264	58	114,497	54
Operating expenses
Research and development	55,359	18	48,549	19	44,052	21
Sales and marketing	57,454	19	54,124	21	50,305	24
General and administrative	67,111	22	62,664	24	48,662	23
Change in fair value of contingent consideration	67	—	293	—	133	—
Total operating expense	179,991	59	165,630	64	143,152	68
Loss from operations	(5,368)	(1)	(15,366)	(6)	(28,655)	(8)
Other income (expense), net	(2,277)	(1)	431	—	641	—
Interest income (expense), net	604	—	(100)	—	(356)	(1)
Loss before income taxes	(7,041)	(2)	(15,035)	(6)	(28,370)	(13)
Provision for income taxes	1,291	—	1,896	1	1,562	1
Net loss	$(8,332)	(3)%	$(16,931)	(7)%	$(29,932)	(14)%

Revenue

Subscription

Fiscal 2022 Compared to Fiscal 2021. Subscription revenue increased $28.3 million, or 23%, in fiscal 2022 versus fiscal 2021 due to a combination of sales to new customers and increased revenue generated from existing customers. This increase includes the full year impact of prior year sales, sales of new services to existing customers and contractual growth.

Fiscal 2021 Compared to Fiscal 2020. Subscription revenue increased $41.3 million, or 49%, in fiscal 2021 versus fiscal 2020 due to a combination of sales to new customers and increased revenue generated from existing customers, which includes full year impact of prior year sales, sales of new services to existing customers and contractual growth.

License

Fiscal 2022 Compared to Fiscal 2021. License revenue increased $5.1 million, or 42%, in fiscal 2022 versus fiscal 2021 primarily due to an increase in new product licenses and license renewals for existing customers.

Fiscal 2021 Compared to Fiscal 2020. License revenue increased $2.3 million, or 23%, in fiscal 2021 versus fiscal 2020 primarily due to an increase in new product licenses and license renewals for existing customers.

Maintenance and Support

Fiscal 2022 Compared to Fiscal 2021. Maintenance and support revenue increased $1.5 million, or 6%, in fiscal 2022 versus fiscal 2021.

Fiscal 2021 Compared to Fiscal2020. Maintenance and support revenue increased $0.6 million, or 3%, in fiscal 2021 versus fiscal 2020 primarily due a decrease in backlog revenue amortization, a contra revenue purchase accounting adjustment.

Professional services

Fiscal 2022 Compared to Fiscal 2021. Professional services revenue increased $7.7 million, or 8%, in fiscal 2022 versus fiscal 2021 primarily due to growth of our existing software customer base and new customer implementations.

Fiscal 2021 Compared to Fiscal 2020. Professional services revenue increased $4.5 million, or 5%, in fiscal 2021 versus fiscal 2020 primarily due to growth of our existing software customer base and new customer implementations.

Cost of Revenue

Fiscal 2022 Compared to Fiscal 2021. Cost of revenue increased $18.2 million, or 17%, in fiscal 2022 versus fiscal 2021 primarily due to the increase in cost of subscription and cost of professional services.

Fiscal 2021 Compared to Fiscal 2020. Cost of revenue increased $12.9 million, or 13%, in fiscal 2020 versus fiscal 2020 primarily due to the increase in cost of subscription and cost of professional services.

Cost of Subscriptions

Fiscal 2022 Compared to Fiscal 2021. Cost of subscription revenue increased $12.3 million, or 26%, in fiscal 2022 versus fiscal 2021 primarily due to an increase in SaaS customers, and is primarily comprised of a $6.8 million increase in hosting costs, a $4.0 million increase in payroll and related costs as we added employees to build out the SaaS operations team, and a $1.3 million increase in computer hardware and software costs. These increases were offset by a $1.2 million decrease in professional services fees.

Fiscal 2021 Compared to Fiscal 2020. Cost of subscription revenue increased $12.4 million, or 35%,, in fiscal 2021 versus fiscal 2020 primarily due to an increase in SaaS customers, and is primarily comprised of a $4.9 million increase in hosting costs, a $4.3 million increase in payroll and related costs as we added employees to build out the SaaS operations team, a $1.4 million increase in amortization expense associated with capitalized internal-use software costs, a $1.3 million increase in professional service fees, and a $1.0 million increase in computer hardware and software costs. These increases were offset by a $0.4 million decrease in recruiting expenses and a $0.2 million decrease in contingent labor.

Cost of License

Fiscal 2022 Compared to Fiscal 2021. Cost of license revenue remained consistent with prior year.

Fiscal 2021 Compared to Fiscal 2020. Cost of license revenue increased 2%, in fiscal 2021 versus fiscal 2020 primarily due to an increase in royalties paid to third-parties resulting from an increase in license revenue.

Cost of Maintenance and Support

Fiscal 2022 Compared to Fiscal 2021. Cost of maintenance and support revenue remained consistent with prior year.

Fiscal 2021 Compared to Fiscal 2020. Cost of maintenance and support revenue increased 2% in fiscal 2021 versus fiscal 2020 primarily due to an increase in personnel-related costs supporting our term and perpetual license customers.

Cost of Professional Services

Fiscal 2022 Compared to Fiscal 2021. Cost of professional services revenue increased $6.1 million, or 11%, in fiscal 2022 versus fiscal 2021 primarily due to a $5.5 million increase in salaries and other payroll related costs resulting from increased professional services headcount.

Fiscal 2021 Compared to Fiscal 2020. Cost of professional services revenue increased $0.4 million, or 1%, in fiscal 2021 versus fiscal 2020 primarily due to a $4.6 million increase in salaries and other payroll related costs resulting from increased professional services headcount, partially offset by a $1.4 million decrease in travel and entertainment expenses and a $0.8 million decrease in contingent labor. Share-based compensation decreased $2.0 million in fiscal 2021 versus fiscal 2020

Gross Margins

Fiscal 2022 Compared to Fiscal 2021. Gross margins increased $24.4 million, or 16%, in fiscal 2022 versus fiscal 2021, primarily due to a $15.9 million increase in subscription gross margin and a $1.6 million increase in professional services margin, an increase of $5.6 million in license gross margin and a $1.2 million increase in maintenance and support gross margin. Our gross margin percentage remained consistent at 58% in fiscal 2021 and fiscal 2022.

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

Operating Expenses

Research and Development Expense

Fiscal 2022 Compared to Fiscal 2021. Research and development expense increased $6.8 million, or 14%, in fiscal 2022 versus fiscal 2021 primarily due to a $4.0 million increase in salaries and salary-related costs from increased headcount, a $0.9 million increase in contingent labor, and a $0.6 million increase in hosting costs. These increases were partially offset by a $0.9 million increase in capitalized internal use software costs.

Fiscal 2021 Compared to Fiscal 2020. Research and development expense increased $4.5 million, or 10%, in fiscal 2021 versus fiscal 2020 primarily due to a $4.3 million increase in in salaries and salary-related costs from increased headcount, a $2.0 million decrease in capitalized internal-use software costs, a $0.5 million increase in hosting costs, and a $0.2 million increase in contingent labor. These increases were partially offset by a $2.1 million decrease in share-based compensation expense, a $0.3 million reduction in travel and entertainment expenses after the start of COVID-19 pandemic, and a $0.1 million reduction in recruiting expenses.

Sales and Marketing Expense

Fiscal 2022 Compared to Fiscal 2021. Sales and marketing expense increased $3.3 million, or 6%, in fiscal 2022 versus fiscal 2021 primarily due to a $2.0 million increase in salaries and payroll-related costs from increased headcount, a $1.1 million increase in travel and entertainment expenses, and a $0.9 million increase in recruiting expenses, partially offset by a $2.1 million decrease in share-based compensation.

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

General and Administrative Expense

Fiscal 2022 Compared to Fiscal 2021. General and administrative expense increased $4.4 million, or 7%, in fiscal 2022 versus fiscal 2021 primarily due to a $2.5 million increase in bad debt expense, a $1.2 million increase in computer software costs, and a $0.6 million increase in professional services fees. These increases were offset by a $2.6 million impairment loss expense taken in fiscal 2021 not present in fiscal 2022.

Fiscal 2021 Compared to Fiscal 2020. General and administrative expense increased $14.0 million, or 29%, in fiscal 2021 versus fiscal 2020 primarily due to $5.5 million increase in insurance expense as a result of becoming a public company, a $4.1 million increase in professional fees, due in part to costs associated with becoming a public company, a $2.4 million increase in salaries and payroll-related costs, $1.5 million in legal and audit fees related to the secondary offering of our common stock in the first quarter, a $1.0 million increase in bad debt expense, a $0.4 million increase in computer software costs, a $0.4 million increase in facilities cost mainly due to an increase in property taxes, a $0.4 million increase in recruiting expenses, a $0.3 million increase in business taxes and licenses, and a $0.2 million increase in contingent labor. These increases were offset by a $1.8 million decrease in share-based compensation, and a $0.4 million reduction in travel and entertainment expenses.

Change in Fair Value of Contingent Consideration

Fiscal 2022 Compared to Fiscal 2021. In fiscal 2022, a $0.1 million loss was recognized primarily due to the change in fair value of contingent consideration as well as present value calculations related to the contingent consideration estimates of the acquisition of Outline Systems LLC, a provider of P&C distribution channel management software and longstanding member of our partner ecosystem (now Duck Creek Distribution Management). The final contingent consideration was paid in full during the first quarter of fiscal year 2022.

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
Other Income (Expense), Net

Fiscal 2022 Compared to Fiscal 2021. Other income (expense) decreased $2.7 million in fiscal 2022 versus fiscal 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Fiscal 2021 Compared to Fiscal 2020. Other income (expense) grew $0.2 million in fiscal 2021 versus fiscal 2020, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar, partially offset by a $0.5 million gain on the derecognition of a lease liability resulting from a sublease transaction.

Interest Income (Expense), Net

Fiscal 2022 Compared to Fiscal 2021. Interest income (expense), net increased $0.7 million in fiscal 2022 versus fiscal 2021 primarily due to interest income received from cash, cash equivalents, and short-term investments.

Fiscal 2021 Compared to Fiscal 2020. Interest expense, net decreased $0.3 million in fiscal 2021 versus fiscal 2020 primarily due to no outstanding net revolver borrowings during fiscal 2021. In fiscal 2021, interest expense consisted of fees paid to maintain the revolving credit facility. These expenses were partially offset by interest income received from cash, cash equivalents, and short-term investments, not present in prior year.

Provision for Income Taxes

Fiscal 2022 Compared to Fiscal 2021. Provision for income taxes decreased by $0.6 million in fiscal 2022 versus fiscal 2021 primarily due to due foreign research and development tax credits and the impact of goodwill amortized for tax.

Fiscal 2021 Compared to Fiscal 2020. Provision for income taxes increased by $0.3 million in fiscal 2021 versus fiscal 2020 primarily due to the impact of higher profits in foreign subsidiaries..

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility and proceeds from our IPO. As of August 31, 2022, we had $155.3 million in cash and cash equivalents, $117.8 million of short-term investments, no outstanding borrowings under our revolving credit facility and $0.7 million of outstanding letters of credit. We had $44.3 million of principal borrowing availability under our revolving credit facility. While we believe our existing cash and cash equivalents, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of August 31, 2022, $56.9 million of cash was held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations and it is our intention to indefinitely reinvest these funds outside the United States.

Our material cash requirements from known contractual and other obligations relate to minimum operating lease obligations and purchase commitments on non-cancelable agreements for cloud infrastructure services with Microsoft and software subscriptions with third-party vendors. Minimum operating lease obligations as of August 31, 2022 are as follows: 2023 - $5.4 million; 2024 - $5.5 million; 2025 - $5.1 million; 2026 - $3.8 million; and subsequent years - $5.0 million. Minimum purchase commitments as of August 31, 2022 are as follows: 2023 - $3.3 million; and 2024 - $1.2 million.

Summary of Cash Flows for the Fiscal Years Ended August 31, 2022, 2021 and 2020

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Year Ended August 31,
($ in thousands)	2022	2021	2020
Net cash provided by (used in) operating activities	$10,727	$(8,686)	$25,725
Net cash used in investing activities	(35,639)	(194,211)	(6,747)
Net cash (used in) provided by financing activities	(5,480)	(1,324)	358,901
Net (decrease) increase in cash and cash equivalents	(30,392)	(204,221)	377,879
Cash and cash equivalents – beginning of period	185,657	389,878	11,999
Cash and cash equivalents – end of period	$155,265	$185,657	$389,878

Operating Activities

We had $10.7 million of cash provided by operating activities during fiscal 2022. This amount resulted from net income of $8.3 million, adjusted for non-cash items of $34.0 million and $14.9 million of cash used in working capital activities. Cash used in working capital activities during fiscal 2022 was primarily due to an increase in unbilled revenue of $5.4 million, a decrease in deferred revenue of $4.6 million, and a decrease in accrued liabilities of $2.6 million, partially offset by a decrease in accounts receivable of $3.6 million.

We used $8.7 million of cash from operating activities during fiscal 2021, resulting from our net loss, after excluding the impact of non-cash charges, of $20.8 million and $29.5 million of cash used in working capital activities. Cash used in working capital activities during fiscal 2021 was primarily due to an increase in accounts receivable and unbilled revenue of $10.8 million, a decrease in accrued liabilities of $3.2 million, and $9.2 million of accrued Phantom Unit settlements.

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

We used $35.6 million of cash in investing activities during fiscal 2022. This use of cash was primarily driven by the payment for business acquisition of $107.0 million offset by the maturity of our short-term investments net of purchases.

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

Financing Activities

We used $5.5 million in financing activities during fiscal 2022. Cash used in financing activities during the year primarily related to $3.9 million in payments of contingent earnout liability, and $1.0 million to repurchase treasury stock in settlement of employee tax liabilities resulting from the vesting of restricted stock awards.

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

Other Financial Data and Key Metrics

Non-GAAP Financial Measures

We report our financial results in accordance with accounting principles generally accepted in the United States (“GAAP”); however, management believes evaluating the Company’s ongoing operating results may be enhanced if investors have additional non-GAAP financial measures. Specifically, management reviews Adjusted EBITDA, Free Cash Flow, Non-GAAP Gross Margin, Non-GAAP Income from Operations and Non-GAAP Net Income, each of which is a non-GAAP financial measure, to manage our business, make planning decisions, evaluate our performance and allocate resources and, for the reasons described below, considers them to be effective indicators, for both management and investors, of our financial performance over time.

We believe that Adjusted EBITDA, Free Cash Flow, Non-GAAP Gross Margin, Non-GAAP Income from Operations and Non-GAAP Net Income help investors and analysts in comparing our results across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, the analysis of other GAAP financial measures, including net income and cash flows from operating activities. For example, with respect to Adjusted EBITDA, some of these limitations include:

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest income (expense), net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; acquisition-related expenses; and the change in fair value of contingent consideration. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $24.2 million, $16.9 million, and $11.7 million for fiscal 2022, 2021 and 2020, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2022	2021	2020
GAAP Net Loss	$(8,332)	$(16,931)	$(29,932)
Provision for income taxes	1,291	1,896	1,562
Other (income) expense	2,277	(431)	(641)
Interest expense, net	(604)	100	356
Depreciation of property and equipment	2,646	3,136	3,143
Amortization of intangible assets	16,340	15,954	15,975
Share-based compensation expense	9,524	12,877	21,108
Change in fair value of contingent earnout liability	67	293	133
Acquisition-related expenses	1,038	—	—
Adjusted EBITDA	$24,247	$16,894	$11,704
Adjusted EBITDA as a percent of total revenue	8%	6%	6%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment and capitalized internal use software plus acquisition-related payments. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was $8.0 million, $(11.0) million, and $18.9 million for fiscal 2022, 2021 and 2020, respectively. A reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2022	2021	2020
Net cash (used in) provided by operating activities	$10,727	$(8,686)	$25,725
Purchases of property and equipment	(1,283)	(1,355)	(3,854)
Capitalized internal-use software	(1,844)	(926)	(2,893)
Acquisition-related payments	358	—	—
Free Cash Flow	$7,958	$(10,967)	$18,978

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; and amortization of capitalized internal-use software that is included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $183.1 million, $160.2 million, and $125.1 million for fiscal 2022, 2021 and 2020, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2022	2021	2020
GAAP Gross Margin	$174,623	$150,264	$114,497
Share-based compensation expense	1,447	3,166	5,125
Amortization of intangible assets	4,627	4,724	4,746
Amortization of capitalized internal-use software	2,355	2,040	703
Non-GAAP Gross Margin	$183,052	$160,194	$125,071

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; acquisition-related expenses and the change in fair value of contingent consideration. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $21.6 million, $13.8 million, and $8.6 million for fiscal 2022, 2021and 2020, respectively. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2022	2021	2020
GAAP Loss from Operations	$(5,368)	$(15,366)	$(28,655)
Share-based compensation expense	9,524	12,877	21,108
Amortization of intangible assets	16,340	15,954	15,975
Change in fair value of contingent earnout liability	67	293	133
Acquisition-related expense	1,038	—	—
Non-GAAP Income from Operations	$21,601	$13,758	$8,561

Non-GAAP Net Income. We define Non-GAAP Net Income as GAAP net loss before amortization of share-based compensation expense; amortization of intangible assets; acquisition-related expenses; and change in fair value of contingent earnout liability. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $15.1 million, $10.7 million, and $6.7 million for fiscal 2022, 2021 and 2020, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Year Ended August 31,
($ in thousands)	2022	Per Share	2021	Per Share	2020
GAAP Net Loss (1)	$(8,332)	$(0.06)	$(16,931)	$(0.13)	$(29,932)
Add: GAAP tax provision	1,291		1,896		$1,562
GAAP pre-tax loss	(7,041)		(15,035)		(28,370)
Share-based compensation expense	9,524		12,877		21,108
Amortization of intangible assets	16,340		15,954		15,975
Change in fair value of contingent earnout liability	67		293		133
Acquisition-related expenses	1,038		—		—
Non-GAAP pre-tax income	19,928		14,089		8,846
Non-GAAP tax provision applied at a 24% tax rate (2)	4,783		3,381		2,123
Non-GAAP Net Income (1)	$15,145	$0.11	$10,708	$0.08	$6,723

Shares used in computing Non-GAAP income per share amounts:(1)
GAAP weighted-average shares - basic and diluted	132,205,020		131,114,791		—
Non-GAAP dilutive shares excluded from GAAP loss per share calculation	1,273,972		3,022,585		—
Non-GAAP weighted-average shares - diluted	133,478,992		134,137,376		—
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

Key Business Metrics

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing SaaS revenue recorded in the last month of the measurement period for those revenue-generating customers in place throughout the entire measurement period (the latest twelve-month period). We divide the result by annualized SaaS revenue from the month that is immediately prior to the beginning of the measurement period, for all revenue-generating customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 108%, 120%, and 117% for fiscal 2022, 2021, and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS Net Dollar Retention Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). We calculate SaaS ARR by annualizing the recurring subscription revenue recognized in the last month of the measurement period (the latest twelve-month period). Our

SaaS ARR was $169.3 million, $135.3 million, and $95.6 million, for fiscal 2022, 2021, and 2020, respectively. Our calculation excludes one existing contract for a service no longer offered on a standalone basis by the Company. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility with a five-year term, increasing its maximum borrowing capacity from $30.0 million to $45.0 million. Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of LIBOR (as administered by ICE Benchmark Administration) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty. The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of August 31, 2022. We incurred $0.7 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to legal expense on a straight-line basis over the term of our revolving credit facility. Letters of credit of $0.7 million and $0.9 million were outstanding under the revolving credit facility at August 31, 2022 and August 31, 2021, respectively. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of August 31, 2022 and 2021.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in fiscal 2022, 2021 or 2020.

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

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the purchase method of accounting. Amounts paid for each acquisition are allocated to the asset acquired and liabilities assumed based on their fair value at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill.

Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. Critical estimates in valuing purchased technology and customer relationships include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could experience impairment charges which could be material.

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

Interest Rate Risk

As of August 31, 2022, our cash equivalents balance included U.S. treasury bills and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

To date, we have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, and the functional currency of each of our subsidiaries, except one, is the U.S. dollar. Gains or losses due to transactions in foreign currencies are included in “Other Income (Expense)” in our consolidated statements of operations. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do not believe that a 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on operating results. Historically, we have not hedged any foreign currency exposures.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Duck Creek Technologies, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Duck Creek Technologies, Inc. and subsidiaries (the Company) as of August 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity/redeemable partners’ interest and partners’ capital, and cash flows for each of the years in the three-year period ended August 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Effisoft SAS and Prima Solutions Belgium SA during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2022, Effisoft SAS and Prima Solutions Belgium SA’s internal control over financial reporting associated with total assets of $14.8 million and total revenues of $2.1 million included in the consolidated financial statements of the Company as of and for the year ended August 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Effisoft SAS and Prima Solutions Belgium SA.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of revenue contracts with non-standard terms

As discussed in Note 2 to the consolidated financial statements, revenue was derived from sales of hosted software services under subscription arrangements, software licenses, maintenance and support services, and professional services. The Company recognized total revenue of $302.9 million for the year ended August 31, 2022. Of this amount, $153.5 million related to sales of subscription arrangements. Subscription arrangements generally have terms of three to seven years and are generally payable on a monthly basis over the contract term. Revenue for subscription arrangements is recognized ratably using contractual direct written premium as the measure of progress.

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

Evaluation of the acquisition date fair value of certain acquired intangible assets

As discussed in Notes 2 and 3 to the consolidated financial statements, on July 12, 2022, the Company consummated a business combination for total consideration of $112.0 million. In connection with the business combination, the Company recorded various intangible assets, which included customer relationship and developed technology intangible assets with an acquisition date fair value of $26.5 million and $7.7 million, respectively.

We identified the evaluation of the acquisition date fair value of the customer relationship and developed technology intangible assets as a critical audit matter. Subjective and complex auditor judgment was required to evaluate key assumptions used to value these acquired intangible assets. Specifically, the key assumptions included projected revenue growth rates for the customer relationship and the developed technology intangible asset. Changes to these assumptions could have had a significant impact on the fair value of such assets. In addition, valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the projected revenue growth rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combinations process, including controls related to the development of the projected revenue assumptions used in the Company’s valuations. We evaluated the projected revenue used by the Company by (1) comparing to historical results of the acquired entity and publicly available information for peer companies, (2) inquiring of individuals outside of the accounting department about projected revenue and the process used to develop the projections, and (3) comparing the Company’s historical projected revenue to actual revenue to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the projected revenue growth rate by comparing them to certain comparable companies, and industry and macro-economic trend data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Boston, Massachusetts
October 28, 2022

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$155,265	$185,657
Short-term investments	117,823	191,981
Accounts receivable, net	29,939	34,629
Unbilled revenue, net	31,696	24,423
Prepaid expenses and other current assets	13,355	14,381
Total current assets	348,078	451,071
Property and equipment, net	14,076	14,305
Operating lease assets	16,502	17,798
Goodwill	355,498	272,455
Intangible assets, net	82,888	65,359
Deferred tax assets	1,132	2,331
Unbilled revenue, net of current portion	209	1,401
Other assets	21,293	19,413
Total assets	$839,676	$844,133
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,577	$2,070
Accrued liabilities	41,747	46,437
Contingent earnout liability	—	5,462
Lease liability	4,552	4,110
Deferred revenue, net	29,618	29,577
Total current liabilities	78,494	87,656
Lease liability, net of current portion	17,877	21,273
Deferred income taxes	8,654	634
Deferred revenue, net of current portion	39	—
Other long-term liabilities	2,207	3,832
Total liabilities	107,271	113,395
Commitments and contingencies
Stockholders' equity
Common stock, 135,370,279 shares issued and 132,686,867 shares outstanding at August 31, 2022, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 300,000,000 shares authorized at August 31, 2022 and August 31, 2021, par value $0.01 per share	1,353	1,346
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at August 31, 2022 and August 31, 2021, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,684,316 shares at August 31, 2022 and 2,625,062 shares at August 31, 2021	(68,784)	(67,764)
Accumulated deficit	(49,597)	(41,265)
Accumulated other comprehensive (loss) income	(393)	64
Additional paid in capital	849,826	838,357
Total stockholders' equity	732,405	730,738
Total liabilities and stockholders' equity	$839,676	$844,133

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share information)

	Year Ended August 31,
	2022	2021	2020
Revenue:
Subscription	$153,535	$125,267	$83,999
License	17,284	12,171	9,914
Maintenance and support	25,752	24,285	23,680
Professional services	106,346	98,627	94,079
Total revenue	302,917	260,350	211,672
Cost of revenue:
Subscription	59,592	47,266	34,902
License	1,386	1,888	1,853
Maintenance and support	3,676	3,410	3,338
Professional services	63,640	57,522	57,082
Total cost of revenue	128,294	110,086	97,175
Gross margin	174,623	150,264	114,497
Operating expenses:
Research and development	55,359	48,549	44,052
Sales and marketing	57,454	54,124	50,305
General and administrative	67,111	62,664	48,662
Change in fair value of contingent consideration	67	293	133
Total operating expenses	179,991	165,630	143,152
Loss from operations	(5,368)	(15,366)	(28,655)
Other (expense) income, net	(2,277)	431	641
Interest expense, net	604	(100)	(356)
Loss before income taxes	(7,041)	(15,035)	(28,370)
Provision for income taxes	1,291	1,896	1,562
Net loss	$(8,332)	$(16,931)	$(29,932)
Net loss per share information[1]
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.13)	$(0.19)
Weighted average shares of common stock, basic and diluted	132,205,020	131,114,791	130,702,511

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended August 31,
	2022	2021	2020
Net loss	$(8,332)	$(16,931)	$(29,932)
Other comprehensive loss:
Foreign currency translation adjustments	(799)	—	—
Unrealized (losses) gains on available-for-sale securities	342	64	—
Total other comprehensive loss	(457)	64	—
Comprehensive loss	$(8,789)	$(16,867)	$(29,932)

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital

(In thousands, except share information)

	Total redeemable partners’ interest and partners'	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total stockholders'
	capital	Shares	Amount	Shares	Amount	capital	Income	deficit	interests	equity
Balance at August 31, 2019	$389,066	—	$—	—	$—	$—	$—	$—	$—	$389,066
Class E Units issued, net of issuance costs	438,648	—	—	—	—	—	—	—	—	438,648
Class A Units redeemed prior to the Reorganization Transactions	(238,800)	—	—	—	—	—	—	—	—	(238,800)
Class B Units redeemed prior to the Reorganization Transactions	(159,200)	—	—	—	—	—	—	—	—	(159,200)
Share-based compensation expense prior to Reorganization Transactions	1,766	—	—	—	—	—	—	—	—	1,766
Net loss prior to Reorganization Transactions	(5,598)	—	—	—	—	—	—	—	—	(5,598)
Reorganization Transactions:
Exchange of LP interests for common stock and initial effect of Reorganization Transactions on non-controlling interest	(425,882)	115,996,833	1,160	—	—	425,556	—	—	(834)	—
Initial Public Offering Transactions:
Issuance of common stock for IPO net of underwriting discounts and offering costs	—	17,250,000	173	—	—	429,067	—	—	—	429,240
Purchase of common stock from Apax	—	—	—	2,555,556	(64,688)	—	—	—	—	(64,688)
Purchase of non-controlling interests in Operating Partnership from Accenture and RBW	—	—	—	—	—	(43,959)	—	—	834	(43,125)
Issuance of common stock upon RSA's vesting	—	22,468	—	—	—	—	—	—	—	—
Share based compensation expense subsequent to Reorganization Transactions	—	—	—	—	—	10,782	—	—	—	10,782
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	(24,334)	—	(24,334)
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$—	$733,757
Net loss	—	—	—	—	—	—	—	(16,931)		(16,931)
Proceeds from follow-on offering, net of issuance costs	—	90,000	1	—	—	3,452	—	—	—	3,453
Repurchase of common stock	—	—	—	69,506	(3,076)	—	—	—	—	(3,076)
Share-based compensation expense	—	—	—	—	—	9,406	—	—	—	9,406
Issuance of common stock upon exercise of stock options	—	150,559	1	—	—	4,064	—	—	—	4,065
Vesting of restricted stock awards	—	1,115,519	11	—	—	(11)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	64	—	—	64
Balance at August 31, 2021	$—	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$—	$730,738
Net income	—	—	—	—	—	—	—	(8,332)	—	(8,332)
Repurchase of common stock	—	—	—	59,254	(1,020)	—	—	—	—	(1,020)
Share-based compensation expense	—	—	—	—	—	11,344	—	—	—	11,344
Issuance of common stock upon exercise of stock options	—	4,897	—	—	—	132	—	—	—	132
Vesting of restricted stock awards	—	740,003	7	—	—	(7)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(457)	—	—	(457)
Balance at August 31, 2022	$—	135,370,279	1,353	2,684,316	$(68,784)	$849,826	$(393)	$(49,597)	$—	$732,405

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended August 31,
	2022	2021	2020
Operating activities:
Net loss	$(8,332)	$(16,931)	$(29,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	2,646	3,136	3,143
Amortization of capitalized software	2,355	2,040	703
Amortization of intangible assets	16,516	16,328	17,070
Amortization of deferred financing fees	128	114	134
Impairment of right of use asset	—	1,883	1,660
Impairment of leasehold improvements	—	702	1,132
Share-based compensation expense	9,524	12,877	21,108
Change in fair value of contingent earnout liability	67	293	133
Payment of contingent earnout liability in excess of acquisition date fair value	(1,650)	—
Changes to allowance for credit losses	3,566	1,105	97
Deferred taxes	814	(781)	(690)
Other non-cash items	—	12	—
Changes in operating assets and liabilities
Accounts receivable	3,637	(6,585)	(3,796)
Unbilled revenue	(5,392)	(4,216)	1,730
Prepaid expenses and other current assets	848	(2,310)	(6,300)
Other assets	(1,309)	(3,110)	(5,764)
Accounts payable	(978)	1,561	(181)
Accrued liabilities	(2,673)	(3,230)	16,393
Deferred revenue	(4,554)	(1,199)	6,614
Operating leases	(1,657)	(1,477)	132
Cash settlement of vested phantom stock	(1,077)	(9,243)	—
Other long-term liabilities	(1,752)	345	2,339
Net cash provided by (used in) operating activities	10,727	(8,686)	25,725
Investing activities:
Purchase of short-term investments	(245,204)	(287,912)	—
Maturities of short-term investments	319,639	95,982	—
Payments for business acquisitions, net of cash acquired	(106,947)	—	—
Capitalized internal-use software	(1,844)	(926)	(2,893)
Purchase of property and equipment	(1,283)	(1,355)	(3,854)
Net cash used in investing activities	(35,639)	(194,211)	(6,747)
Financing activities:
Proceeds from IPO	—	—	433,657
Proceeds from follow-on offering, net of issuance costs	—	3,452	—
Payment of deferred IPO costs	—	(3,650)	—
Proceeds from issuance of Class E Units, net of issuance costs	—	—	438,840
Payment of deferred Class E offering costs	—	(192)	—
Payment on redemption of Class A and Class B Units	—	—	(398,000)
Purchase of non-controlling interest	—	—	(43,125)
Purchase of treasury stock	(1,020)	(3,076)	(64,688)
Proceeds from stock option exercises	132	4,065	—
Payments of contingent earnout liability	(3,879)	(1,923)	(3,555)
Proceeds from revolving credit facility	—	—	5,000
Payments on revolving credit facility	—	—	(9,000)
Payment of deferred financing costs	(713)	—	(228)
Net cash (used in) provided by financing activities	(5,480)	(1,324)	358,901
Net (decrease) increase in cash and cash equivalents	(30,392)	(204,221)	377,879
Cash and cash equivalents – beginning of period	185,657	389,878	11,999
Cash and cash equivalents – end of period	$155,265	$185,657	$389,878
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	2,050	3,105	2,006
Cash paid for interest	—	—	269
Purchases of property and equipment recorded in accounts payable and accrued liabilities	238	210	227
Fair value of contingent consideration	—	5,529	7,452
Deferred IPO costs in accounts payable and accrued liabilities	—	—	3,650
Deferred Class E offering costs in accrued expenses	—	—	192

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

The Company’s headquarters are located in Boston, Massachusetts. The Company also has sales offices in the United Kingdom, Spain, France and Australia, as well as a service center located in India.

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

(b)
Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). This new guidance requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The provisions of ASU 2021-08 should be applied prospectively to business

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

combinations occurring on or after the effective date of the amendments. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

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

(f)
Foreign Currency

The determination of the functional currency of subsidiaries is based on the subsidiaries' financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not our reporting currency are credited or charged to accumulated other comprehensive income included in stockholders' equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. There were net foreign currency transaction and remeasurement losses of $2.7 million in fiscal 2022. The net foreign currency transaction and remeasurement losses were immaterial in fiscal 2021 and 2020.

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The following table summarizes revenue by geographic area based on the location of the contracting entity, regardless of where the products or services are used, for the years ended August 31,2022, 2021 and 2020:

	Twelve Months Ended August 31,
	2022	2021	2020
United States	$279,365	$238,912	$200,373
All other	23,552	21,438	11,299
Total revenue	$302,917	$260,350	$211,672

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

For the fiscal year ended August 31, 2022, 2021 and 2020 $21.9 million, $18.0 million and $15.2 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

The Company also recognized revenue that was included in the corresponding deferred revenue balance at the beginning of the period presented. For the fiscal year ended August 31, 2022, 2021 and 2020, the Company recognized revenue of $28.0 million, $28.3 million and $22.8 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2022, approximately $500.8 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $165.0 million in fiscal 2023 and approximately $335.8 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

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

(j)
Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At August 31, 2022, the Company had $88.3 million of cash equivalents and no restricted cash. At August 31, 2021, the Company did not have any cash equivalents and or restricted cash.

(k)
Accounts Receivable and Payment Terms

Accounts receivable are stated at the amount management expects to collect from outstanding balances and are recorded when the right to consideration becomes unconditional. Payment terms and conditions vary by contract and the product and service being provided. Invoices are typically due within 30 days of receipt by a customer.

(l)
Allowance for Credit Losses

The Company maintains allowances for expected credit losses for its accounts receivable and unbilled revenue balances. The allowances reflect the expected collectability of the balance and is based on historical losses, customer-specific factors, and current economic conditions. Credit losses are recorded in general and administrative expense while billing and other revenue adjustments are recorded as a reduction to revenue. The allowance for accounts receivable was $3.0 million and $1.4 million as of August 31, 2022 and 2021, respectively, and a $1.9 million allowance for unbilled revenue as of August 31, 2022. There was no allowance for unbilled revenue as of August 31, 2021.

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
Unbilled Revenue, net

Revenues recognized in excess of the amounts invoiced to customers are classified as unbilled revenues in the accompanying consolidated balance sheets. The Company expects to invoice all of the unbilled revenue recorded at each reporting period over the term of the contract which ranges from two to six years.

Unbilled revenue, net as of August 31, 2022 and August 31, 2021, consisted of the following:

	August 31, 2022	August 31, 2021
Unbilled revenue	$33,640	$24,423
Allowance for credit losses	(1,944)	—
Unbilled revenue, net	$31,696	$24,423

The following table presents changes to the allowance for credit losses during the year ended August 31, 2022:

Allowance, August 31, 2021	$—
Net changes to credit losses	(1,944)
Write-offs, recoveries and billings	—
Allowance, August 31, 2022	$(1,944)
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

The Company generates revenues in the capacity of a subcontractor to Accenture, a related party (as described in Note 19). Services provided to Accenture accounted for less than 1%, less than 1%, and 1% of the Company’s revenue for the years ended August 31, 2022, 2021 and 2020, respectively.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (consolidated entities). The Company had no single customer that accounted for over 10% of total revenue in fiscal 2022 or 2021 but one consolidated entity that represented approximately 11% of total revenue in 2020.

As of August 31, 2022, one customer accounted for greater than 13% of accounts receivable. As of August 31, 2021, one customer accounted for approximately 11% of accounts receivable. No other customer individually accounted for more than 10% of the Company’s accounts receivable for these reporting periods.

As of August 31, 2022, one customer accounted for approximately 16% of unbilled revenue. As of August 31, 2021, one customer accounted for approximately 11% of unbilled revenue. No other customer individually accounted for more than 10% of the Company’s unbilled revenue for these reporting periods.

(p)
Fair Value of Financial Instruments

Financial instruments consist mainly of cash, cash equivalents, short-term investments, accounts receivable, unbilled revenue and borrowings under the Company’s credit facility. The carrying amount of accounts receivable and unbilled revenue is net of an allowance for doubtful accounts, which is based on historical collections and known credit risks, and approximates the fair value of accounts receivable.

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

Amortization of capitalized computer software development costs is provided on a product-by-product basis using the greater of (a) the amount computed using the ratio that current gross revenue for a product bears to total of current and anticipated future gross revenue for that product or (b) the straight-line method, beginning upon commercial release or available for the products intended use, and continuing over the remaining estimated economic life of the product, typically three years.

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

(u)
Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, capitalized software development costs, right-of-use lease assets, and acquired intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no impairments of long-lived assets, including acquired intangible assets, during the year ended August 31, 2022 or 2021. As discussed in Note 7, the Company recorded an impairment of right of use assets and leasehold improvements during the years ended August 31, 2021 and 2020.

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

The determination of the fair value of the Class D incentive units and Phantom Unit awards granted prior to the IPO was estimated by management using an income approach and through the use of an option pricing model, to allocate the estimated value of the Company to each of the classes of partnership units. The fair value of the Company’s restricted common stock awards and phantom stock awards is equal to the market value of the Company’s common stock on the date of grant. The fair value of the Company’s stock options and stock appreciation rights are estimated at the grant date using the Black-Scholes model. The inputs utilized in this model require judgments and estimates. Changes in these inputs could affect the measurement of the estimated fair value of the related compensation expense of these stock options and stock appreciation rights. The Company recognizes the compensation cost of share-based awards on a straight-line basis over the requisite service period (typically the vesting period) of the award. The Company recognizes forfeitures as they occur.

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

(y)
Advertising Expenses

Advertising costs are expensed in the period in which the cost was incurred. Total advertising expenses were immaterial for the years ended August 31, 2022, 2021 and 2020.

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

(3)
Business Combinations

Acquisition of Effisoft SAS and Prima Solutions Belgium SA

On July 12, 2022, the Company completed the acquisition of all the outstanding shares of Effisoft SAS and Prima Solutions Belgium SA (“Effisoft”), which includes the commercial reinsurance technology solution, Prima XL and a regulatory compliance management solution, Prima Compliance, for a total cash consideration of €111.2 million ($112.0 million). The purchase price includes €11.0 million ($11.1 million) paid into an escrow account as security for certain representations, warranties, and obligations of the sellers.

The following allocation of the initial purchase price includes a preliminary valuation of the acquired intangible assets and tangible assets:

Tangible assets acquired, net	$3,041
Identifiable intangible assets:
Technology-related	7,650
Customer relationships	26,474
Goodwill	83,346
Deferred tax liabilities	(8,531)
Total assets acquired	$111,980

The amounts above represent the preliminary fair value estimates as of July 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates for intangible assets and for certain components of working capital and deferred income taxes. The preliminary identifiable intangible asset estimate includes customer relationships of $26.5 million with a useful life of 15 years and technology of $7.7 million with a useful life of 8 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill. The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Effisoft products and services to our existing customers. The results

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

of operations of Effisoft have been included prospectively in our results of operations since the date of acquisition.

Contingent Earnout Liability

The following table summarizes the changes in fair value of the Company’s contingent earnout liability related to the Outline Systems LLC ("Outline") acquisition during the years ended August 31, 2020, 2021, and 2022:

Outline Systems, LLC
Balance at August 31, 2019	$9,440
Change in fair value, including accretion	450
Payments to sellers	(2,798)
Balance at August 31, 2020	7,092
Change in fair value, including accretion	293
Payments to sellers	(1,923)
Balance at August 31, 2021	5,462
Change in fair value, including accretion	67
Payments to sellers	(5,529)
Balance at August 31, 2022	$—

The final earnout payment related to the Outline acquisition was made in November 2021. The total cumulative earnout paid to the Outline sellers was $10.3 million.

(4)
Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	August 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries - presented in short-term investments	117,481	342	—	117,823
Total	$205,765	$342	$—	$206,107

	August 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities and treasuries - presented in short-term investments	$191,917	$64	$—	$191,981
Total	$191,917	$64	$—	$191,981

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

or securities that reached maturity date. The remaining securities will mature before the end of the first quarter of fiscal year 2023.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of August 31, 2022 and 2021:

	August 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries - presented in short-term investments	117,823	—	—	117,823
Total assets	$206,107	$—	$—	$206,107
Liabilities:
Liability classified awards	$36	$—	$57	$93
Total liabilities	$36	$—	$57	$93

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities and treasuries - presented in short-term investments	$—	$191,981	$—	$191,981
Total assets	$—	$191,981	$—	$191,981
Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462
Total liabilities	$1,448	$—	$7,050	$8,498

The contingent earnout liability related to business combinations is recorded at fair value on the acquisition date and is adjusted each reporting period for changes in fair value, which can result from changes in anticipated payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above. Quoted prices for liability classified stock appreciation rights are not readily available. Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the year ended August 31, 2022:

Balance as of August 31, 2021	$1,588
Additions due to new awards	—
Net change in the fair value	(1,531)
Cash settlement of awards	—
Balance as of August 31, 2022	$57

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2022 and 2021 consisted of the following:

	August 31,	August 31,
	2022	2021
Directors and officers insurance	$—	$5,515
Computer software and licenses	7,930	5,861
Other	5,425	3,005
Total prepaid expenses and other current assets	$13,355	$14,381

(6)
Property and Equipment, Net

Property and equipment, net as of August 31, 2022 and 2021 consisted of the following:

	August 31,	August 31,
	2022	2021
Leasehold improvements	$10,280	$10,572
Internal-use software	10,198	8,230
Computer equipment	6,951	4,849
Furniture and fixtures	2,018	2,304
Office equipment	768	496
Assets under construction	300	111
Total property and equipment	$30,515	$26,562
Less accumulated depreciation and amortization	(16,439)	(12,257)
Property and equipment, net	$14,076	$14,305

Depreciation expense related to property and equipment was $2.6 million, $3.1 million and $3.1 million for the years ended August 31, 2022, 2021 and 2020, respectively.

Amortization expense related to internal-use software was $2.4 million, $2.0 million, $0.7 million for the fiscal years ended August 31, 2022, 2021 and 2020.

(7)
Leases

The Company’s lease obligations consist of operating leases for domestic and international office facilities with lease periods expiring between fiscal years 2022 and 2029. Some leases include one or more options to renew. Lease renewals are not assumed in the determination of the lease term until the exercise of the renewals are deemed to be reasonably certain. For the fiscal year ended August 31, 2022, the Company incurred $3.9 million of operating lease expense and $0.1 million of short term lease expense resulting in total lease expense of $4.0 million. For the fiscal year ended August 31, 2021, the Company incurred $4.5 million of operating lease expense and $0.3 million of short term lease expense resulting in total lease expense of $4.8 million. For the fiscal year ended August 31, 2020, the Company incurred $4.6 million of operating lease expense and $0.3 million of short term lease expense resulting in total lease expense of $4.9 million.

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

Future operating lease payments as of August 31, 2022 were as follows:

Fiscal Year Ending August 31,
2023	$5,400
2024	5,490
2025	5,132
2026	3,788
2027	2,470
Thereafter	2,540
Total future lease payments	24,821
Less imputed interest	(2,392)
Total lease liability balance	$22,429

Supplemental information related to leases was as follows:

	August 31, 2022	August 31, 2021
Operating lease assets	$16,502	$17,798
Current portion of lease liabilities	$4,552	$4,110
Non-current portion of lease liabilities	17,877	21,273
Total lease liabilities	$22,429	$25,383
Weighted average remaining lease term (years)	5.0	5.2
Weighted average discount rate	4.2%	4.2%

Supplemental cash and non-cash information related to operating leases was as follows:

	August 31, 2022	August 31, 2021
Cash payments for operating leases	$5,112	$4,056
Operating lease assets obtained in exchange for lease liabilities	$—	$—

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(8)
Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. The carrying amount of goodwill is not amortized, but rather tested for impairment annually. No impairment losses associated with goodwill impairment have been recorded by the Company to date. Goodwill for the periods ended August 31, 2022 and 2021 consist of the following:

	Gross Carrying Amount	Effect of Currency Translation	Net Carrying Amount
Balance at August 31, 2021	$272,455	$—	$272,455
Goodwill from acquisitions	83,346	—	83,346
Foreign currency translation	—	(303)	(303)
Balance at August 31, 2022	$355,801	$(303)	$355,498

	Gross Carrying Amount	Effect of Currency Translation	Net Carrying Amount
Balance at August 31, 2020	$272,455	$—	$272,455
Goodwill from acquisitions	—	—	—
Foreign currency translation	—	—	—
Balance at August 31, 2021	$272,455	$—	$272,455

Intangible assets as of August 31, 2022, and 2021 consisted of the following:

	August 31, 2022
	Gross carrying amount	Accumulated amortization	Effect of Currency Translation	Net carrying amount	Weighted average remaining life
Customer relationships	$130,074	$(62,535)	$(96)	$67,442	8.3 years
Acquired technology	39,885	(28,134)	(28)	11,724	5.3 years
Trademarks and tradenames	9,400	(5,718)	—	3,682	3.9 years
Domain name	100	(60)	—	40	4 years
Backlog	6,700	(6,700)	—	—	0 years
	$186,159	$(103,147)	$(124)	$82,888

	August 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average remaining life
Customer relationships	$103,600	$(51,815)	$51,785	5.3 years
Acquired technology	32,235	(23,509)	8,726	1.8 years
Trademarks and tradenames	9,400	(4,778)	4,622	4.8 years
Domain name	100	(50)	50	4.8 years
Backlog	6,700	(6,524)	176	0.8 years
	$152,035	$(86,676)	$65,359

Amortization expense was $16.3 million, $16.3 million and $17.1 million for the years ended August 31, 2022, 2021 and 2020, respectively. Amortization expense is recorded on a straight line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

As of August 31, 2022, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2023	$17,936
2024	14,164
2025	14,019
2026	13,068
2027	2,911
2028 and thereafter	20,790
Total	$82,888

(9)
Net Loss Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Year Ended August 31,
	2022	2021
Numerator
Net loss	$(8,332)	$(16,931)
Denominator
Weighted average shares of common stock - basic and diluted	132,205,020	131,114,791
Net loss per share - basic and diluted	$(0.06)	$(0.13)

As of August 31, 2022 and 2021 1,273,972 and 3,022,585, respectively, shares outstanding of potential common stock, prior to the use of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

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

(10)
Other Assets

Other assets as of August 31, 2022 and 2021 consisted of the following:

	August 31,	August 31,
	2022	2021
Deferred contract costs	$14,682	$14,056
Other noncurrent assets	6,611	5,357
Total other assets	$21,293	$19,413

The amortization related to deferred contracts costs were $2.5 million, $2.1 million and $1.5 million for the fiscal year ended August 31, 2022, 2021 and 2020, respectively, and there was no impairment loss in relation to the costs capitalized.

(11)
Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of August 31, 2022 and August 31, 2021, consisted of the following:

	August 31,	August 31,
	2022	2021
Accounts receivable	$32,913	$36,054
Allowance for credit losses	(2,974)	(1,425)
Accounts receivable, net	$29,939	$34,629

The following table presents changes to the allowance for credit losses during the year ended August 31, 2022:

Allowance, August 31, 2021	$(1,425)
Net changes to credit losses	(2,626)
Write-offs, net	737
Recoveries of previously reserved amounts	340
Allowance, August 31, 2022	$(2,974)

(12)
Accrued Liabilities

Accrued liabilities as of August 31, 2022 and 2021 consisted of the following:

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

	August 31,	August 31,
	2022	2021
Accrued bonuses	$14,146	$18,831
Accrued vacation	5,490	5,572
Accrued hosting fees	7,122	7,500
Accrued withholding taxes	2,800	2,771
Liability-classified phantom units and SARs	93	3,036
Accrued professional service fees	425	369
Accrued commissions	1,458	1,429
Other	10,213	6,929
Total accrued liabilities	$41,747	$46,437

(13)
Credit Facility

On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility, increasing its maximum borrowing capacity from $30.0 million to $45.0 million. The revolving credit facility has a term of five years and is secured by substantially all of the Company’s tangible assets. Interest accrues on the revolving credit facility at a variable rate based upon the type of borrowing made by the Company. Borrowings can either incur interest at a rate of LIBOR (as administered by ICE Benchmark Administration) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) LIBOR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected. In addition to interest on the revolving credit facility, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility. Repayment of any amounts borrowed are not required until maturity of the revolving credit facility, however the Company may repay any amounts borrowed at any time, without premium or penalty. The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of August 31, 2022. There was no outstanding balance under the revolving credit facility at August 31, 2022 or August 31, 2021. Letters of credit of $0.7 million and $0.9 million were outstanding under the revolving credit facility at August 31, 2022 and August 31, 2021, respectively.

(14)
Commitments and Contingencies
(a)
Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of August 31, 2022 or 2021.

(b)
Guarantees

The Company’s products are typically warrantied to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s product documentation under normal use and circumstances. The Company’s services are generally warrantied to be performed in a professional manner and to materially conform to the specifications set forth in the related customer contract. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights.

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

(15)
Income Taxes

The Company’s loss before income taxes for the years ended August 31, 2022, 2021 and 2020 is as follows:

	August 31,
	2022	2021	2020
United States	$(4,694)	$(21,193)	$(32,593)
Foreign	(2,347)	6,158	4,223
Loss before income taxes	$(7,041)	$(15,035)	$(28,370)

The provision for income taxes consisted of the following:

	August 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	44	174	97
Foreign	529	1,059	896
Total current tax expense	573	1,233	993
Deferred:
Federal	$47	$—	$—
State	67	—	—
Foreign	604	663	569
Total deferred tax expense	718	663	569
Total provision for income taxes	$1,291	$1,896	$1,562

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The table below reconciles the differences between income taxes computed at the U.S. federal statutory rate and the provision for income taxes:

	August 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.2)%	(0.9)%	(0.5)%
Permanent differences	1.7%	(0.8)%	0.8%
Share-based compensation	(3.8)%	4.7%	(2.0)%
Non-deductible officer's compensation	(1.3)%	(2.4)%	(2.1)%
Federal research and development credits	13.8%	9.4%	2.1%
Foreign rate differential	(11.5)%	(3.7)%	(2.1)%
Change in valuation allowance	(37.0)%	(39.9)%	(22.7)%
Total income tax expense%	(18.3)%	(12.6)%	(5.5)%

Net deferred tax assets (liabilities) consist of the following:

	August 31,
	2022	2021
Assets:
Net operating loss carryforward	$26,185	$23,681
Intangible assets	23,049	24,571
Tax credits	5,464	4,496
Other nondeductible expenses	10,127	10,931
Share-based compensation	3,507	2,520
Interest expense carryforward	—	132
Lease liabilities	4,121	4,780
Depreciation	327	414
Gross deferred tax assets	$72,780	$71,525
Less valuation allowance	(61,229)	(59,207)
Total deferred tax assets	$11,551	$12,318
Liabilities:
Intangible assets	(10,798)	(1,651)
Operating lease assets	(2,703)	(3,094)
Capitalized items	(5,086)	(5,019)
Depreciation	(486)	(858)
Total deferred tax liabilities	(19,073)	(10,622)
Total net deferred tax (liabilities) assets	$(7,522)	$1,696

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

As of the years ended August 31, 2022 and 2021, the Company evaluated the likelihood that it would realize its deferred tax assets and concluded that a valuation allowance is necessary, except in certain foreign subsidiaries which generate income. The valuation allowance increased by $2.0 million for the fiscal year ended August 31, 2022 primarily due to operating losses generated during the year, tax credits, and other non-deductible expenses. The valuation allowance increased by $6.3 million for the fiscal year ended August 31, 2021 primarily due to operating losses generated during the year, tax credits, and other non-deductible expenses.

As of August 31, 2022, the Company had U.S. federal and U.S. state net operating loss carryforwards of $89.5 million and $58.3 million, respectively. The U.S. federal and U.S. state net operating loss carryforwards expire at various dates beginning in 2032. As of August 31, 2022, the Company had foreign net operating loss carryforwards of $21.4 million that can be carried forward indefinitely. The Company also had U.S. federal research and development credit carryforwards of $4.8 million, U.S. state research and development credit carryforwards of $0.8 million and a state investment tax credit carryforward of $0.1 million as of 2022. These credit carryforwards expire at various dates beginning in 2030.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company assessed the impact of Section 382 through fiscal 2021 and determined that there are no material impact on the utilization of its available carryforwards. The Company is in the process of preparing a Section 382 assessment for fiscal 2022 and does not expect there to be a material impact on the utilization of its available carryforwards. The Company does not expect to be precluded from realizing the net operating loss carryforwards and tax credits but may be limited in the amount it could use in any given tax year in the event that the federal and state taxable income exceeds the limitation imposed by Section 382. The amount of the annual limitation is determined based on the Company’s value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

A reconciliation of unrecognized income tax benefits is as follows:

Amount
Balance at August 31, 2020	$395
No change - current year and prior year tax positions	—
Balance at August 31, 2021	$395
No change - current year and prior year tax positions	—
Balance at August 31, 2022	$395

The Company accounts for uncertain tax positions using a more-likely than-not threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. The Company elected an accounting policy to record interest and penalties related to income taxes as a component of income tax expense. There were no changes in uncertain tax positions in fiscal year 2022 or 2021. During the next 12 months, the Company does not expect any material changes to its uncertain tax positions other than the accrual of interest in the normal course of business.

In the normal course of business, the Company is subject to examination by U.S. federal and certain state and foreign taxing authorities. All tax periods remain subject to income tax examinations as of August 31, 2022. The statute of limitations for these jurisdictions is generally three to seven years. However, to the extent that

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

the Company utilizes net operation losses or other similar carryforward attributes such as credits, the statute remains open to the extent of the net operation losses or credits that are utilized.

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

Common Stock Reserved for Issuance

As of August 31, 2022, the Company was authorized to issue 300,000,000 shares of common stock with a par value of $0.01 per share and 132,686,867 shares of common stock were outstanding. As of August 31, 2022, the Company had 15,910,948 shares of common stock reserved for future issuance under the Company’s 2020 Omnibus Incentive Plan.

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(17)
Share-Based Compensation

2020 Omnibus Incentive Plan

As part of the Reorganizations Transactions, the Company adopted the Duck Creek Technologies, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide additional incentives to selected officers, employees, non-employee directors, independent contractors and consultants, to strengthen their commitment to the Company and to attract and retain competent and dedicated persons who are essential to the success of the Company’s business. The maximum number of shares of the Company’s common stock reserved for issuance under the Plan is 18,000,000 shares. This reserve will automatically increase on January 1st of each calendar year, prior to the tenth anniversary of the effective date of the Plan, by an amount equal or lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31st of the preceding year and (ii) an amount determined by the Plan administrator. On January 1, 2022, the reserve was increased by 4% of the number of shares of common stock issued and outstanding on December 31, 2021, or 5,367,506 shares. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

The following is a summary of the Company’s Class D Restricted Common Stock:

Number of Class D Restricted Stock
Nonvested, August 31, 2021	763,973
Granted	—
Vested	(567,495)
Forfeited	(82,904)
Nonvested, August 31, 2022	113,574

Unrecognized share-based compensation expense of $0.2 million related to Class D Restricted Common Stock as of August 31, 2022 is expected to be recognized over a period of 1.8 years. Since the fair value of the Class D Units and the fair value of the Class D Restricted Common Stock were identical upon conversion, the $0.1 million of future share-based compensation relates to the aggregate grant date fair value of the Class D Units determined in prior periods. As such, the disclosure of the weighted average fair value of the Class D Restricted Common Stock is not meaningful.

Leverage Restoration Options

Leverage Restoration Options were granted on the IPO date, with an exercise price of $27.00, a ten-year contractual term and retained the vesting attributes (including original service period vesting start dates) of the Class D Units. The per share fair value of each option award was estimated on the grant date under the Black-Scholes valuation model that used the following assumptions:

Expected life	4 years
Risk-free rate	0.24%
Volatility	35%
Dividend yield	0.00%

The following is a summary of the Company’s Leverage Restoration Options:

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of August 31, 2021	1,603,052	$27.00	9	31,468
Granted	—	—
Exercised	(4,897)	$27.00		18
Forfeited	(27,413)	$27.00		—
Balance as of August 31, 2022	1,570,742	$27.00	8	—

Vested and expected to vest as of August 31, 2022	1,570,742	$27.00	8	—
Exercisable as of August 31, 2022	1,505,755	$27.00	8	—

Aggregate intrinsic value represents of the Leverage Restoration Options was determined using the Company’s closing stock price of $11.90, $46.63 and $38.99 less the applicable weighted-average exercise price on August 31, 2022, August 31, 2021 and August 31, 2020, respectively.

As of August 31, 2022, unrecognized share-based compensation expense of $0.4 million related to these stock options is expected to be recognized over a weighted average period of 1.8 years.

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

The following is a summary of the Company’s Class D Phantom Stock Awards:

Number of Class D Phantom Stock Awards
Nonvested, August 31, 2021	$46,046
Granted	—
Vested	(30,074)
Forfeited	(2,066)
Nonvested, August 31, 2022	$13,906

During the fiscal year ended August 31, 2022 and 2021, the Company recorded share-based compensation expense of ($0.2) million and $2.8 million, respectively for Class D Phantom Stock Awards. As of August 31, 2022 and 2021, the accrued liability associated with Class D Phantom Stock Awards was $0 and $1.5 million, respectively.

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

The per share fair value of each SAR was estimated on the grant date under the Black-Scholes option valuation model and re-valued as of August 31, 2020 using the following assumptions:

Expected life	4 years
Risk-free rate	0.24%
Volatility	35%
Dividend yield	0.00%

The following is a summary of the Company’s outstanding balance of SAR’s as of the fiscal year ended August 31, 2022:

	Number of Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of August 31, 2021	88,623	$27.00	9	1,740
Granted	—	—
Exercised	—	—		—
Forfeited	(1,697)	$27.00
Balance as of August 31, 2022	86,926	$27.00	8	—
Vested and expected to vest as of August 31, 2022	86,926	$27.00	8	—
Exercisable as of August 31, 2022	75,134	$27.00	8	—

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

Aggregate intrinsic value of the Leverage Restoration SARs was determined using the Company’s closing stock price of $11.90 and $46.63 less the applicable weighted-average exercise price on August 31, 2022 and August 31, 2021, respectively.

During the fiscal year ended August 31, 2022, 2021 and 2020 the Company recorded share-based compensation expense of ($1.5) million, $0.7 million and $0.9 million, respectively, for Leverage Restoration SARs. As of August 31, 2022 and 2021, the accrued liability associated with Leverage Restoration SARs was $0.1 million and $1.6 million, respectively.

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

The following is a summary of the Company’s RSAs and RSUs:

	Restricted Stock Awards	Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, August 31, 2021	619,383	36,177	$28.02	30,569
Granted	975,444	36,283	$28.45
Vested	(161,684)	(11,728)	$27.00	—
Forfeited	(329,255)	(4,222)	$27.00
Nonvested, August 31, 2022	1,103,888	56,510	$28.02	13,809

These awards generally vest annually over a 4-year requisite service period and are settled in shares of the Company’s common stock. The Company has concluded that the RSAs and RSUs should be treated as equity classified share-based compensation awards. During the years ended August 31, 2022, 2021 and 2020, the Company recorded aggregate share-based compensation expense of $9.5 million, $6.8 million and $0.3 million, respectively, related to these RSAs and RSUs.

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the years ended August 31, 2022, 2021 and 2020:

	Year Ended August 31,
	2022	2021	2020
Cost of subscription revenue	$349	$429	$415
Cost of maintenance and support revenue	35	29	28
Cost of professional services revenue	1,063	2,708	4,683
Research and development	1,746	1,992	4,128
Sales and marketing	1,133	3,209	5,581
General and administrative	5,198	4,510	6,273
Total share-based compensation expense	$9,524	$12,877	$21,108

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

During the year ended August 31, 2022, the Company modified the vesting conditions for a subset of its share-based awards. The modification resulted in incremental share-based compensation expense of $0.3 million that will be recognized over the remaining requisite service period of the awards.

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	August 31,	August 31,
	2022	2021
United States	$11,306	$12,814
All other	2,770	1,491
Total property and equipment, net	$14,076	$14,305

(19)
Employee Benefit Plans

Defined Contribution Plan

The Company has a 401(k) plan covering all U.S.-based employees who meet certain eligibility requirements. Under the terms of the 401(k) plan, the employees can elect to make tax-deferred contributions to the 401(k) plan and the Company can make discretionary contributions. Under this plan, discretionary contributions of $7.8 million, $6.6 million, and $5.3 million were made by the Company for the years ended August 31, 2022, 2021, and 2020 respectively.

Other Long-Term Obligations

The Company accrues for long-term termination obligations earned by employees of its subsidiary in India. The termination obligation would be payable to the employee in the event of termination without cause and is based upon the employee’s wage and years of service, and the applicable payment formula as dictated by statute. The liability is based on an actuarial estimate. The accrued obligation was $2.2 million and $1.8 million as of August 31, 2022 and 2021, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets.

(20)
Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of August 31, 2022 and 2021, Accenture held 15.9% and 16.0% of the outstanding shares of common stock of the Company, respectively.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the years ended August 31, 2022, 2021 and 2020, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity. In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During the years ended August 31, 2022, 2021 and 2020, the Company incurred immaterial expenditures relating to services performed by Accenture.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

Revenue Contracts with Investors

The Company recognizes revenues from customers that invested in the Company’s Class E Preferred Units during the year ended 2020 whose shares converted to common stock in the IPO. For the years ended August 31, 2022, 2021 and 2020, the Company recognized aggregate revenues of $32.1 million, $31.2 million and $18.7 million from these customers, respectively and deferred revenue of $4.4 million and $4.1 million for the years ended August 31, 2022 and 2021, respectively.

As of August 31, 2022 and August 31, 2021, the Company had outstanding accounts receivables due from these customers of $10.1 million and $5.0 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our CEO and CFO have concluded that as of August 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2022 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of August 31, 2022, our internal control over financial reporting was effective. Our evaluation excluded Effisoft SAS and Prima Solutions Belgium SA ("Effisoft"), which were acquired on July 12, 2022. Our Consolidated Statement of Operations for the year ended August 31, 2022 included revenue of approximately $2.1 million and our Consolidated Balance Sheet as of August 31, 2022 included total assets of approximately $14.8 million attributable to Effisoft. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended August 31, 2022, and is incorporated herein by reference

Item 11. Executive Compensation.

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

4.1	Amended and Restated Bylaws of Duck Creek (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-8 (File No. 333-246116) filed on August 14, 2020 with the SEC

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1

Amended and Restatement Agreement to Credit Agreement, dated as of October 22, 2021, among Disco Topco Holdings (Cayman), L.P., as Holdings, Duck Creek Technologies LLC, as Borrower, Bank of America N.A., as Administrative Agent, Collateral Agent, L/C Issuer and Swing Line Lender, BofA Securities, Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39449) for the Quarter ended November 30, 2021, filed on January 13, 2022 with the SEC)

10.2†*	Duck Creek 2020 Omnibus Incentive Plan (as amended on July 22, 2022).

10.5†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-240050), filed on July 23, 2020 with the SEC)

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

10.14†

Employment Agreement, dated as of August 1, 2016, by and between Duck Creek Technologies LLC and Michael Jackowski (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-240050), filed on July 23, 2020 with the SEC)

10.15†

Employment Agreement, dated as of September 19, 2016, by and between Duck Creek Technologies LLC and Vincent Chippari (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-240050), filed on July 23, 2020 with the SEC)

10.16†

Employment Agreement, dated as of August 1, 2016, by and between Duck Creek Technologies LLC and Matthew Foster (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-240050), filed on July 23, 2020 with the SEC)

10.17†

Employment Agreement, dated as of February 26, 2022, by and between Duck Creek Technologies LLC and Kevin R. Rhodes (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q (File No. 001-39449) for the Quarter ended February 26, 2022, filed on April 7, 2022 with the SEC)

10.18†

Amendment to Employment Agreement, dated as of March 31, 2022, by and between Duck Creek Technologies LLC and Eugene Van Biert, Jr. (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q (File No. 001-39449) for the Quarter ended February 26, 2022, filed on April 7, 2022 with the SEC)

10.19†

Employment Agreement, dated as of November 6, 2016, by and between Duck Creek Technologies LLC and Eugene Van Biert, Jr. (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q (File No. 001-39449) for the Quarter ended February 26, 2022, filed on April 7, 2022 with the SEC)

10.20†

Employment Agreement, dated as of August 3, 2020, by and between Duck Creek Technologies LLC and Eva F. Harris (formerly Huston) (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q (File No. 001-39449) for the Quarter ended February 26, 2022, filed on April 7, 2022 with the SEC)

10.21†

Agreement and General Release of Claims by and between Eva Harris and Duck Creek Technologies LLC, dated August 30, 2022 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K (File No. 001-39449), filed on September 2, 2022 with the SEC)

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

Duck Creek Technologies, Inc.

Date: October 28, 2022	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Jackowski, Kevin Rhodes and Christopher Stone, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Jackowski	Chief Executive Officer (principal executive officer and director)	October 28, 2022
Michael A. Jackowski
/s/ Kevin R. Rhodes	Chief Financial Officer (principal financial officer and principal accounting officer)	October 28, 2022
Kevin R. Rhodes
/s/ William Bloom	Director	October 28, 2022
William Bloom /s/ Kathy Crusco	Director	October 28, 2022
Kathy Crusco /s/ Julie Dodd	Director	October 28, 2022
Julie Dodd /s/ Talvis Love	Director	October 28, 2022
Talvis Love /s/ Roy Mackenzie	Director	October 28, 2022
Roy Mackenzie
/s/ Stuart Nicoll	Director	October 28, 2022
Stuart Nicoll /s/ Sunil Rajasekar	Director	October 28, 2022
Sunil Rajasekar
/s/ Francis Pelzer	Director	October 28, 2022
Francis Pelzer /s/ Jason Wright	Director	October 28, 2022
Jason Wright