Form 10-Q
period 2022-11-30
DUCK CREEK TECHNOLOGIES, INC.
filed 2023-01-09
CIK 1160951

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of January 3, 2023, the registrant had 132,888,209 shares of common stock, $0.01 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

Some of the information contained in the section entitled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements that reflect our current views with respect to, among other things, future events and financial performance. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “target,” “projects,” “contemplates” or the negative version of those words or other comparable words. Any forward-looking statements contained in this report are based upon our historical performance and on our current plans, estimates and expectations in light of information currently available to us. The inclusion of this forward-looking information should not be regarded as a representation by us that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. For more information regarding these risks and uncertainties as well as certain additional risks that we face, refer to Part II, “Item 1A. Risk Factors” as well as the factors more fully described in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” those described in our Annual Report on Form 10-K for the year ended August 31, 2022, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to:

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

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding. When we state that we are the leading cloud-based SaaS provider of core systems for the global property and casualty (P&C) insurance industry, we are basing our leadership on our subscription revenue for fiscal 2022.

Our fiscal year ends on August 31. Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended August 31 of that year. For example, references to “fiscal 2023” refer to the fiscal year ended August 31, 2023. Any reference to a year not preceded by “fiscal” refers to a calendar year. Accordingly, our first three fiscal quarters are the successor three-month periods following August 31 (i.e., November 30, February 28 and May 31).

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share information)

(Unaudited)

	November 30,	August 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$255,456	$155,265
Short-term investments	8,432	117,823
Accounts receivable, net	28,570	29,939
Unbilled revenue	36,006	31,696
Prepaid expenses and other current assets	16,303	13,355
Total current assets	344,767	348,078
Property and equipment, net	13,877	14,076
Operating lease assets	15,636	16,502
Goodwill	357,260	355,498
Intangible assets, net	79,490	82,888
Deferred tax assets	1,316	1,132
Unbilled revenue, net of current portion	23	209
Other assets	20,814	21,293
Total assets	$833,183	$839,676
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,433	$2,577
Accrued liabilities	38,980	41,747
Lease liability	4,669	4,552
Deferred revenue	26,509	29,618
Total current liabilities	73,591	78,494
Lease liability, net of current portion	16,660	17,877
Deferred income taxes	8,827	8,654
Deferred revenue, net of current portion	49	39
Other long-term liabilities	2,753	2,207
Total liabilities	101,880	107,271
Commitments and contingencies
Stockholders’ equity
Common stock, 135,597,678 shares issued and 132,858,647 shares outstanding at November 30, 2022, 135,370,279 shares issued and 132,686,867 shares outstanding at August 31, 2022, 300,000,000 shares authorized at November 30, 2022 and August 31, 2022, par value $0.01 per share	1,355	1,353
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at November 30, 2022 and August 31, 2022, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,739,031 shares at November 30, 2022 and 2,684,316 shares at August 31, 2022	(69,437)	(68,784)
Accumulated deficit	(54,758)	(49,597)
Accumulated other comprehensive income (loss)	830	(393)
Additional paid in capital	853,313	849,826
Total stockholders’ equity	731,303	732,405
Total liabilities and stockholders’ equity	$833,183	$839,676

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended November 30,
	2022	2021
Revenue:
Subscription	$43,790	$35,705
License	1,782	1,912
Maintenance and support	7,159	6,277
Professional services	27,855	29,527
Total revenue	80,586	73,421
Cost of revenue:
Subscription	17,091	14,585
License	261	244
Maintenance and support	1,185	880
Professional services	18,605	15,242
Total cost of revenue	37,142	30,951
Gross margin	43,444	42,470
Operating expenses:
Research and development	16,197	12,321
Sales and marketing	16,211	13,167
General and administrative	17,597	15,035
Change in fair value of contingent consideration	—	67
Total operating expenses	50,005	40,590
Income (loss) from operations	(6,561)	1,880
Other income (expense), net	(402)	(696)
Interest income (expense), net	1,253	(118)
Income (loss) before income taxes	(5,710)	1,066
Provision for (benefit from) income taxes	(549)	374
Net income (loss)	$(5,161)	$692
Net earnings (loss) per share information[1]
Net earnings (loss) per share of common stock, basic	$(0.04)	$0.01
Net earnings (loss) per share, diluted	$(0.04)	$0.01
Weighted average shares of common stock, basic	132,748,831	132,038,274
Weighted average shares of common stock, diluted	132,748,831	134,212,210

1.
See Note 8—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Other Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2022	2021
Net income (loss)	$(5,161)	$692
Other comprehensive income (loss):
Foreign currency translation adjustments	1,550	—
Unrealized losses on available-for-sale securities	(327)	(13)
Total other comprehensive income (loss)	1,223	(13)
Comprehensive income (loss)	$(3,938)	$679

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Income (loss)	deficit	equity
Balance at August 31, 2022	135,370,279	$1,353	2,684,316	$(68,784)	$849,826	$(393)	$(49,597)	$732,405
Net loss	—	—	—	—	—	—	(5,161)	(5,161)
Repurchase of common stock	—	—	54,715	(653)	—	—	—	(653)
Share-based compensation expense	—	—	—	—	3,489	—	—	3,489
Vesting of restricted stock awards	227,399	2	—	—	(2)	—	—	—
Other comprehensive gain	—	—	—	—	—	1,223	—	1,223
Balance at November 30, 2022	135,597,678	$1,355	2,739,031	$(69,437)	$853,313	$830	$(54,758)	$731,303

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

	Common stock		Treasury Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	capital	Income (loss)	deficit	equity
Balance at August 31, 2021	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$730,738
Net income	—	—	—	—	—	—	692	692
Repurchase of common stock	—	—	3,301	(141)	—	—	—	(141)
Share-based compensation expense	—	—	—	—	2,481	—	—	2,481
Issuance of common stock upon exercise of stock options	4,897	—	—	—	132	—	—	132
Vesting of restricted stock awards	60,148	1	—	—	(1)	—	—	—
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Balance at November 31, 2021	134,690,424	$1,347	$2,628,363	$(67,905)	$840,969	$51	$(40,573)	$733,889

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2022	2021
Operating activities:
Net income (loss)	$(5,161)	$692
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation of property and equipment	653	704
Amortization of capitalized software	611	561
Amortization of intangible assets	4,440	3,973
Amortization of deferred financing fees	36	18
Share-based compensation expense	3,489	1,212
Change in fair value of contingent earnout liability	—	67
Payment of contingent earnout liability in excess of acquisition date fair value	—	(1,650)
Changes to allowance for credit losses	6	817
Deferred taxes	(10)	1,288
Changes in operating assets and liabilities
Accounts receivable	1,532	(5,959)
Unbilled revenue	(4,125)	(3,115)
Prepaid expenses and other current assets	(3,003)	(2,428)
Other assets	481	604
Accounts payable	1,234	(909)
Accrued liabilities	(2,708)	(16,891)
Deferred revenue	(3,099)	(2,312)
Operating leases	(235)	(460)
Cash settlement of vested phantom stock	(39)	(175)
Other long-term liabilities	12	(640)
Net cash used in operating activities	(5,886)	(24,603)
Investing activities:
Purchase of short-term investments	(8,417)	—
Maturities of short-term investments	117,481	95,967
Capitalized internal-use software	(1,891)	(366)
Purchase of property and equipment	(443)	(540)
Net cash provided by investing activities	106,730	95,061
Financing activities:
Purchase of treasury stock	(653)	(141)
Proceeds from stock option exercises	—	132
Payments of contingent earnout liability	—	(3,879)
Payment of deferred financing costs	—	(488)
Net cash used in financing activities	(653)	(4,376)
Net increase in cash and cash equivalents	100,191	66,082
Cash and cash equivalents – beginning of period	155,265	185,657
Cash and cash equivalents – end of period	$255,456	$251,739
Supplemental disclosure of other cash flow information:
Cash paid for income taxes	339	1,001
Purchases of property and equipment recorded in accounts payable and accrued liabilities	29	161

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands except unit and per unit and share and per share amounts)

(Unaudited)

(1)
Nature of Business

Duck Creek Technologies, Inc. (the Company) is the leading cloud-based SaaS provider of core systems for the global property and casualty (P&C) insurance industry. Products offered include Duck Creek Policy, Duck Creek Billing, Duck Creek Claims, Duck Creek Rating, Duck Creek Insights, Duck Creek Distribution Management, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations, and Duck Creek Industry Content. The Company also provides its products via perpetual and term license arrangements to customers with legacy systems that have yet to move to the cloud.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022 filed with the SEC on October 28, 2022. Operating results for interim periods are not necessarily indicative of the results that may be expected for any future period or the entire fiscal year.

(b)
Risk and Uncertainties

There have been no changes to the Company’s Risks and Uncertainties as disclosed in our Annual Report on Form 10-K, filed with the SEC on October 28, 2022, and incorporated herein by reference.

(c)
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2022. There have been no material changes to the significant accounting policies during the three months ended November 30, 2022.

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

Unbilled Revenue, net

Revenues recognized in excess of the amounts invoiced to customers are classified as unbilled revenues in the accompanying consolidated balance sheets. The Company expects to invoice all of the unbilled revenue recorded at each reporting period over the term of the contract, which ranges from two to six years. There was no change to the allowance for credit losses during the three months ended November 30, 2022.

Unbilled revenue, net as of November 30, 2022 and August 31, 2022, consisted of the following:

	November 30,	August 31,
	2022	2022
Unbilled revenue	$37,950	$33,640
Allowance for credit losses	(1,944)	(1,944)
Unbilled revenue, net	$36,006	$31,696

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

(e)
Recently Adopted Accounting Pronouncements

There have been no changes to our recently adopted accounting pronouncements since the Company’s Annual Report on Form 10-K for the year ended August 31, 2022.

(f)
Recent Accounting Pronouncements Not Yet Effective

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

The following table summarizes revenue by geographic area based on the location of the customer contracting entity, regardless of where the products or services are used, for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021
United States	$70,784	$68,741
All other	9,802	4,680
Total revenue	$80,586	$73,421

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

During the three months ended November 30, 2022 and 2021, $20.1 million and $16.9 million, respectively, of the Company’s unbilled revenue balance that was included in the corresponding unbilled revenue balance at the beginning of the period presented became an unconditional right to payment and was billed to its customers.

During the three months ended November 30, 2022 and 2021, the Company recognized revenue of $14.0 million and $13.6 million, respectively, that was included in the corresponding deferred revenue balance at the beginning of the period presented.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2022, approximately $539.6 million of revenue is expected to be recognized from remaining performance obligations in the amount of approximately $139.9 million in fiscal 2023 and approximately $399.7 million thereafter. The estimated revenues do not include unexercised contract renewals. The Company applied the practical expedient in accordance with ASC 606 to exclude amounts related to professional services contracts that are on a time and materials basis.

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

The following allocation of the initial purchase price includes a preliminary valuation of the acquired intangible assets and tangible assets:

Tangible assets acquired, net	$1,448
Identifiable intangible assets:
Technology-related	7,650
Customer relationships	26,474
Goodwill	84,939
Deferred tax liabilities	(8,531)
Total assets acquired	$111,980

The amounts above represent the preliminary fair value estimates as of July 1, 2022 and are subject to subsequent adjustment as the Company obtains additional information during the measurement period and finalizes its fair value estimates for intangible assets and for certain components of working capital and deferred income taxes. The preliminary identifiable intangible asset estimate includes customer relationships of $26.5 million with a useful life of 15 years and technology of $7.7 million with a useful life of 8 years. Any subsequent adjustments to these fair value estimates occurring during the measurement period will result in an adjustment to goodwill. The goodwill reflects the value of the assembled workforce and the company-specific synergies we expect to realize by selling Effisoft products and services to our existing customers. The results of operations of Effisoft have been included prospectively in our results of operations since the date of acquisition. During the three months ended November 30, 2022, the Company recorded a measurement period adjustment of $1.6 million to decrease the value of certain components of tangible assets acquired, with a corresponding increase to goodwill.

Contingent Earnout Liability

The final earnout payment related to the Outline acquisition was made in November 2021. The total cumulative earnout paid to the Outline sellers was $10.3 million.

Imburse AG

On January 5, 2023, the Company signed an agreement to acquire all of the outstanding shares of Imburse AG and its subsidiaries ("Imburse"), a Switzerland based modern payments platform. The acquisition, which remains subject to customary closing conditions, presents the Company with an opportunity to add digital payment options to its current product offerings. The acquisition is expected to close during the second fiscal quarter of 2023. We expect to account for the acquisition as a business combination.

(4)
Fair Value Measurements

Available-for-sale investments within cash equivalents and short-term investments consist of the following (in thousands):

	November 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$31,250	$—	$—	$31,250
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	167,514	—	—	167,514
U.S. Government agency securities and treasuries - presented in short-term investments	8,417	15	—	8,432
Total	$207,181	$15	$—	$207,196

	August 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds - presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries - presented in short-term investments	117,481	342	—	117,823
Total	$205,765	$342	$—	$206,107

The Company has recorded the securities at fair value in its consolidated balance sheet and unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss). The amount of realized gains and losses reclassified into earnings are based on the specific identification of the securities sold or securities that reached maturity date. There were no sales, fourteen purchases, and thirteen maturities of securities during the three months ended November 30, 2022.

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

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of November 30, 2022 and August 31, 2022:

	November 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$31,250	$—	$—	$31,250
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	$167,514			$167,514
U.S. Government agency securities and treasuries - presented in short-term investments	8,432	—	—	8,432
Total assets	$207,196	$—	$—	$207,196
Liabilities:
Liability classified awards	$31	$—	$47	$78
Total liabilities	$31	$—	$47	$78

	August 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds - presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries - presented in short-term investments	117,823	—	—	117,823
Total assets	$206,107	$—	$—	$206,107
Liabilities:
Liability classified awards	$36	$—	$57	$93
Total liabilities	$36	$—	$57	$93

Quoted prices for liability classified stock appreciation rights are not readily available. Accordingly, the Company uses a Black-Scholes model to estimate the fair value of these awards, which utilizes level three inputs. The following table summarizes the changes in the estimated fair value of the Company’s level 3 categorized liability classified awards for the three months ended November 30, 2022:

Balance as of August 31, 2022	$57
Additions due to new awards	—
Net change in the fair value	(10)
Cash settlement of awards	—
Balance as of November 30, 2022	$47

(5)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Directors and officers insurance	$2,062	$—
Computer software and licenses	7,505	7,930
Other	6,736	5,425
Total prepaid expenses and other current assets	$16,303	$13,355

(6)
Property and Equipment, Net

Property and equipment, net as of November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Leasehold improvements	$10,296	$10,280
Internal-use software	12,089	10,198
Computer equipment	5,377	6,951
Furniture and fixtures	2,019	2,018
Office equipment	761	768
Assets under construction	367	300
Total property and equipment	$30,909	$30,515
Less accumulated depreciation and amortization	(17,032)	(16,439)
Property and equipment, net	$13,877	$14,076

Depreciation expense related to property and equipment was $0.7 million and $0.7 million for the three months ended November 30, 2022 and 2021, respectively.

The Company has determined the useful life of capitalized internal-use software to be three years. Amortization expense related to internal-use software was $0.6 million and $0.6 million for the three months ended November 30, 2022 and 2021, respectively.

(7)
Goodwill and Intangible Assets

The Company’s goodwill is the result of its acquisitions of other businesses and represents the excess of purchase consideration over the fair value of assets acquired and liabilities assumed. Goodwill for the period ended November 30, 2022 consists of the following:

	Gross Carrying Amount	Accumulated Impairment Losses	Effect of Currency Translation	Net Carrying Amount
Balance at August 31, 2022	$355,801	$—	$(303)	$355,498
Subsequent measurement period adjustment	1,593	—	—	1,593
Foreign currency translation	—	—	169	169
Balance at November 30, 2022	$357,394	$—	$(134)	$357,260

Intangible assets as of November 30, 2022 and August 31, 2022 consisted of the following:

	November 30, 2022
	Gross carrying amount	Accumulated amortization	Effect of Currency Translation	Net carrying amount	Weighted average remaining life
Customer relationships	$130,074	$(65,600)	$807	$65,281	8.1 years
Acquired technology	39,885	(29,400)	240	10,725	5.4 years
Trademarks and tradenames	9,400	(5,953)	—	3,447	3.7 years
Domain name	100	(63)	—	37	3.8 years
Backlog	6,700	(6,700)	—	—	0 years
	$186,159	$(107,716)	$1,047	$79,490

	August 31, 2022
	Gross carrying amount	Accumulated amortization	Effect of Currency Translation	Net carrying amount	Weighted average remaining life
Customer relationships	$130,074	$(62,535)	$(96)	$67,443	8.3 years
Acquired technology	39,885	(28,134)	(28)	11,723	5.3 years
Trademarks and tradenames	9,400	(5,718)	—	3,682	3.9 years
Domain name	100	(60)	—	40	4 years
Backlog	6,700	(6,700)	—	—	0 years
	$186,159	$(103,147)	$(124)	$82,888

Amortization expense was $4.4 million and $4.0 million for the three months ended November 30, 2022 and 2021, respectively. Amortization expense is recorded on a straight-line basis over the estimated useful lives of the assets. Amortization expense associated with the backlog intangible asset is classified as a reduction of revenue in the accompanying consolidated statements of operations.

As of November 30, 2022, the estimated future amortization of purchased intangible assets is as follows:

Fiscal year:
2023	$13,446
2024	14,156
2025	14,011
2026	13,060
2027	2,903
2028 and thereafter	21,914
Total	$79,490

(8)
Net Income (Loss) Per Share

The Company calculates basic earnings per share by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period. The diluted earnings per share is computed by assuming the exercise, settlement, and vesting of all potential dilutive common stock equivalents outstanding for the period using the treasury stock method.

The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Three Months Ended November 30,
	2022	2021
Numerator
Net income (loss)	$(5,161)	$692
Denominator
Weighted average shares of common stock - basic	132,748,831	132,038,274
Dilutive common stock equivalents	—	2,173,936
Weighted average shares of common stock - diluted	132,748,831	134,212,210
Earnings (loss) per share - basic and diluted	$(0.04)	$0.01

As of November 30, 2022, 4,608,361 shares outstanding of potential common stock, using of the treasury stock method, were excluded from the computation of diluted weighted-average shares of common stock outstanding because their effect would have been antidilutive.

(9)
Other Assets

Other assets as of November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Deferred contract costs	$14,556	$14,682
Other noncurrent assets	6,258	6,611
Total other assets	$20,814	$21,293

The amortization related to deferred contracts costs was $0.7 million and $0.6 million for the three months ended November 30, 2022 and 2021, respectively. There was no impairment loss in relation to the costs capitalized.

(10)
Accounts Receivable and Allowance for Credit Losses

Accounts receivable, net as of November 30, 2022 and August 31, 2022, consisted of the following:

	November 30,	August 31,
	2022	2022
Accounts receivable	$31,550	$32,913
Allowance for credit losses	(2,980)	(2,974)
Accounts receivable, net	$28,570	$29,939

The following table presents changes to the allowance for credit losses during the three months ended November 30, 2022:

Allowance, August 31, 2022	$(2,974)
Net changes to credit losses	(6)
Write-offs, net	—
Recoveries of previously reserved amounts	—
Allowance, November 30, 2022	$(2,980)

(11)
Accrued Liabilities

Accrued liabilities as of November 30, 2022 and August 31, 2022 consisted of the following:

	November 30,	August 31,
	2022	2022
Accrued bonuses	$5,177	$14,146
Accrued vacation	6,198	5,490
Accrued hosting fees	13,874	7,122
Accrued withholding taxes	2,479	2,800
Accrued commissions	417	1,458
Liability-classified phantom units and SARs	78	93
Accrued professional service fees	365	425
Other	10,392	10,213
Total accrued liabilities	$38,980	$41,747

(12)
Credit Facility

On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility, increasing its maximum borrowing capacity from $30.0 million to $45.0 million. On November 8, 2022, the Company executed

Amendment No.1 to the amended and restated credit agreement to change the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (SOFR), as defined in the Amendment.

The revolving credit facility has a term of five years and is secured by substantially all of the Company’s tangible assets. Interest accrues on the revolving credit facility at a variable rate based upon the type of borrowing made by the Company. Borrowings can either incur interest at a rate of SOFR (as administered by the Federal Reserve Bank of New York) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) SOFR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected. In addition to interest on the revolving credit facility, the Company pays a commitment fee of 0.5% per annum on the unused portion of the revolving credit facility. Repayment of any amounts borrowed are not required until maturity of the revolving credit facility, however the Company may repay any amounts borrowed at any time, without premium or penalty.

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of November 30, 2022.

There was no outstanding balance under the revolving credit facility at November 30, 2022 or August 31, 2022. Letters of credit of $0.7 million were outstanding under the revolving credit facility at November 30, 2022 and August 31, 2022.

(13)
Commitments and Contingencies
(a)
Litigation

From time to time, the Company is a party to or can be threatened with litigation in the ordinary course of business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of any matters. The Company was not a party to any material legal proceedings as of November 30, 2022 or 2021.

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

(14)
Share-Based Compensation

Share-based compensation expense has been recorded in the accompanying consolidated statements of operations as follows for the three months ended November 30, 2022 and 2021:

	Three Months Ended November 30,
	2022	2021
Cost of subscription revenue	$139	$42
Cost of maintenance and support revenue	13	8
Cost of professional services revenue	642	(100)
Research and development	653	229
Sales and marketing	568	(60)
General and administrative	1,474	1,093
Total share-based compensation expense	$3,489	$1,212

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

Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).

Property and equipment, net by geographic area are as follows:

	November 30,	August 31,
	2022	2022
United States	$12,255	$11,306
All other	1,622	2,770
Total property and equipment, net	$13,877	$14,076

(16)
Related-Party Transactions

Services Provided on Behalf of and by Accenture

As of November 30, 2022, Accenture held 16% of the outstanding shares of common stock of the Company.

The Company provides certain professional services and software maintenance services to end customers as a subcontractor to Accenture as part of its typical revenue generating arrangements. During the three months ended November 30, 2022 and 2021, the Company recognized immaterial amounts of revenue relating to services performed in this subcontractor capacity.

In addition, the Company also engages Accenture to provide certain professional services on behalf of the Company as part of its typical revenue generating arrangements. During both the three months ended November 30, 2022 and 2021, the Company incurred immaterial expenditures relating to services performed by Accenture.

Revenue Contracts with Investors

During the three months ended November 30, 2022, the Company recognized revenue from customers that invested in the Company’s Class E Preferred Units whose shares converted to common stock in our IPO. The Company recognized aggregate revenue of $6.7 million and $6.2 million during the three months ended November 30, 2022 and 2021, respectively. Deferred revenue from these customers was $4.5 million and $4.4 million as of November 30, 2022 and August 31, 2022, respectively.

Outstanding accounts receivables due from these customers was $5.3 million and $10.1 million as of November 30, 2022 and August 31, 2022, respectively.

(17)
Subsequent Events

Agreement and Plan of Merger

On January 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Disco Parent, LLC, a Delaware limited liability company, and Disco Merger Sub, Inc., a Delaware corporation, providing for the acquisition of the Company by affiliates of Vista Equity Partners Management, LLC (“Vista”), for $19.00 per share, in an all-cash transaction valued at approximately $2.6 billion. The transaction is expected to close in the second calendar quarter of 2023, subject to the satisfaction of customary closing conditions, including approval by the Company’s stockholders and U.S. antitrust clearance. Upon completion of the transaction, the Company’s common stock will no longer be publicly listed, and the Company will become a privately held company. Vista intends to finance the transaction with fully committed equity financing that is not subject to any financing condition.

The Merger Agreement includes a “go-shop” period expiring at 11:59 p.m. Eastern time on February 7, 2023, which allows the Company’s board of directors and its advisors to actively initiate, solicit and consider alternative acquisition proposals from third parties. The Company’s board of directors will have the right to terminate the Merger Agreement to enter into a superior proposal subject to the terms and conditions of the Merger Agreement.

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

Overview

We are the leading cloud-based SaaS provider of core systems for the global property and casualty (P&C) insurance industry. We have achieved our leadership position by combining over twenty years of deep domain expertise with the differentiated SaaS capabilities and low-code configurability of our technology platform. We believe we are the first company to provide carriers with an end-to-end suite of enterprise-scale core system software that is purpose-built as a SaaS solution. Our product portfolio is built on our modern technology foundation, the Duck Creek Platform, and works cohesively to improve the operational efficiency of carriers’ core processes (policy administration, claims management and billing) as well as other critical functions. The Duck Creek Platform enables our customers to be agile and rapidly capitalize on market opportunities, while reducing their total cost of technology ownership.

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

We sell our SaaS solutions through recurring fee arrangements where revenue is recognized on a monthly basis following deployment to the customer, which we refer to as subscription revenue. Substantially all of our new bookings come from the sale of SaaS subscriptions of Duck Creek OnDemand. For the three months ended November 30, 2022 and 2021, SaaS ACV bookings represented 99% and 94% of our total ACV bookings, respectively. Historically, we have also sold our products through perpetual and term license arrangements, most commonly installed on-premise, where license revenue is typically recognized in full upon delivery of the software to the customer. We generally price our SaaS and license arrangements at individually negotiated rates based on the amount of a customer’s DWP that will be managed by our solutions with pre-determined fee adjustments as the customer’s DWP increases over the term of the contract, which typically ranges from three to seven years for our SaaS arrangements. We typically invoice our customers monthly, in advance, for SaaS fees whereas our term licenses are typically invoiced annually, in advance. The total cost of a perpetual license is billed in full upon contract signing.

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

We believe our strong customer relationships are a result of our ability to develop innovative technology and incorporate our deep domain expertise into products that serve mission critical functions in our customers’ day-to-day operations. We have over 200 insurance customers, of which approximately 115 have purchased one or more of our SaaS solutions. For customer concentration purposes, customers are assessed two ways: individual entities (customers) and combining customers that are under common control (affiliated entities). We did not have any affiliated entities that accounted for more than 10% of our total revenue in the first quarter of fiscal 2023 and one affiliated entity that accounted for more than 10% of our total revenue in the first quarter of fiscal 2022.

Recent Events

Imburse AG

On January 5, 2023, the Company signed an agreement to acquire all of the outstanding shares of Imburse AG and its subsidiaries ("Imburse"), a Switzerland based modern payments platform. The acquisition, which remains subject to customary closing conditions, presents the Company with an opportunity to add digital payment options to its current product offerings. The acquisition is expected to close during the second fiscal quarter of 2023. We expect to account for the acquisition as a business combination.

Agreement and Plan of Merger

On January 8, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Disco Parent, LLC, a Delaware limited liability company, and Disco Merger Sub, Inc., a Delaware corporation, providing for the acquisition of the Company by affiliates of Vista Equity Partners Management, LLC (“Vista”) for $19.00 per share, in an all-cash transaction valued at approximately $2.6 billion. The transaction is expected to close in the second calendar quarter of 2023, subject to the satisfaction of customary closing conditions, including approval by the Company’s stockholders and U.S. antitrust clearance. Upon completion of the transaction, the Company’s common stock will no longer be publicly listed, and the Company will become a privately held company. Vista intends to finance the transaction with fully committed equity financing that is not subject to any financing condition.

The Merger Agreement includes a “go-shop” period expiring at 11:59 p.m. Eastern time on February 7, 2023, which allows the Company’s board of directors and its advisors to actively initiate, solicit and consider alternative acquisition proposals from third parties. The Company’s board of directors will have the right to terminate the Merger Agreement to enter into a superior proposal subject to the terms and conditions of the Merger Agreement.

Key Factors and Trends Affecting Our Results of Operations

Increased focus on the sale of our SaaS solutions and resulting changing revenue mix. A central part of our strategy is to continue to grow our subscription revenue by signing new SaaS customers and increasing sales to our existing SaaS customers. Additionally, over time we also expect to migrate existing term and perpetual license customers to our SaaS solutions. As a result, our software revenue mix will continue to change over time as the portion of license revenue (primarily recognized up-front) decreases and the portion of subscription revenue (recognized monthly) increases, which may make our results in any one period difficult to compare to any other period. For the three months ended November 30, 2022 and 2021, subscription revenue was 83% and 81% of software revenue, respectively.

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

Timing of license revenue recognition and changing contract terms. Because our offerings are typically priced based on a customer’s DWP, and our business relies on a relatively small number of high-value contracts, the license revenues recognized in any fiscal period in which we sign a term license with a large global carrier may be disproportionally higher than revenues recognized in a period in which we only sign term licenses with smaller carriers. We generally experience lengthy sales cycles because potential customers typically undertake a rigorous pre-purchase decision-making and evaluation process. Additionally, our license revenue may significantly increase in any given period in which a new license contract is signed. In fiscal 2018, we revised our contracting practices and began to sell our term licenses with an initial two-year committed term and optional annual renewals instead of our historical three to six year committed terms. This contracting change has impacted historical period-over-period revenue comparisons. However, because of our revenue mix shift to subscription and since our contracts going forward are expected to have initial two-year committed terms, this change is not expected to have a material impact on the comparability of our results in future periods. Our term license revenue accounted for 3% and 4% of software revenue for the three months ended November 30, 2022 and 2021, respectively.

Investment in sales and marketing organization. We plan to continue to invest in our sales and marketing efforts to grow our customer base, increase sales of additional functionality to existing customers and encourage carriers who currently operate legacy systems or use one or more of our competitor’s applications to adopt our SaaS solutions. We expect to add sales personnel and expand our marketing activities. We also intend to continue to expand our international sales and marketing organization, which we believe will be an important factor in our continued growth. Our sales and marketing expenses totaled $16.2 million and $13.2 million in the three months ended November 30, 2022 and 2021, respectively. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future.

Investment in SaaS operations. We will continue to invest in Duck Creek OnDemand, including continued growth in the number of our cloud and SaaS operations experts, to further our goal of delivering the best experience for our SaaS customers. Personnel related costs of our SaaS operations team and data hosting costs are the fastest growing components of our cost of subscription revenue. Our cost of subscription revenue totaled $17.1 million and $14.6 million in the three months ended November 30, 2022 and 2021, respectively.

Investment in technology and research and development efforts. We are committed to continuing to deliver market-leading software to carriers and believe that maintaining our product leadership is critical to driving further revenue growth. As a result, we intend to continue to make significant investments in our research and development efforts to extend the functionality and breadth of our current solutions as well as develop and launch new products and tools to address the evolving needs of the P&C insurance industry. Our research and development expenses totaled $16.2 million and $12.3 million during the three months ended November 30, 2022 and 2021, respectively. We expect research and development expenses to increase in absolute dollars for the foreseeable future.

Mix of professional services revenue. Our professional services teams ensure the successful configuration and integration of our solutions and provide continuous support to our customers. We recognize most of our professional services revenue during initial deployment and recognize additional revenue for services provided over the lifetime of a customer’s use of our software. Over time, a customer’s spend on professional services decreases as a percentage of their overall spend with us. In addition, although we plan on increasing our professional services headcount in the long-term, we expect to shift an increasing percentage of implementation work to our network of third-party SIs to better enable us to meet growing market demand. As a result, we expect our overall professional services revenue to increase in absolute dollars due to the growth in the number of our SaaS customers, but to decrease as a percentage of total revenue. During the three months ended November 30, 2022 and 2021, our professional services revenue was $27.9 million and $29.5 million, respectively.

Share-based Compensation. For the three months ended November 30, 2021, a portion of our share-based compensation decreased due to liability-based awards whose value depends, in part, upon the Company’s stock price and other market-based metrics. For the three months ended November 30, 2022, the impact on share-based compensation due to liability-based awards was not significant.

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

Subscription

Our subscription revenue is comprised of fees from customers accessing our Duck Creek OnDemand platform and other SaaS solutions. Revenue for a reporting period is generally recognized ratably in proportion to the total contractual DWP, beginning when the service has been made available to the customer. Our subscription revenue accounted for 83% and 81% of software revenue during the three months ended November 30, 2022 and 2021, respectively.

Licenses

On an increasingly limited basis, we sell licenses for our solutions on either a renewable term basis or a perpetual basis. The total contractual consideration allocated to the license is recognized as revenue upon delivery of the software to a customer, assuming all other revenue recognition criteria are satisfied. We sell our term licenses with an initial two-year committed term and optional annual renewals, with the revenue allocated to the initial two-year license period recognized in full upon delivery of the license. We expect potential volatility across quarters for our license revenue due to the timing of license renewals and sales. Our license revenue accounted for 3% and 4% of software revenue during the three months ended November 30, 2022 and 2021, respectively.

Maintenance and Support

In connection with our term and perpetual license arrangements, we offer maintenance and support under renewable, fee-based contracts that include unspecified software updates and upgrades released when and if available, software patches and fixes and email and phone support. Our maintenance and support fees are typically priced as a fixed percentage of the associated license fees. We recognize maintenance and support revenue from customers ratably over the committed term of the contract. Substantially all term and perpetual license customers purchase an agreement for maintenance and support. We expect to continue to generate a relatively consistent stream of revenue from the maintenance and support services we provide to our existing license customers. However, we expect revenue from maintenance and support services to decrease as a percentage of software revenue as we continue to deemphasize license sales in favor of our SaaS solutions. Our maintenance and support revenue accounted for 14% and 14% of software revenue during the three months ended November 30, 2022 and 2021, respectively.

Professional Services

We offer professional services, primarily related to implementation of our products, in connection with both our SaaS solutions and software license products. The vast majority of professional services engagements are billed to customers on a time and materials basis and revenue is generally recognized upon delivery of our services. We expect our professional services revenue to grow over time in absolute dollars due to customer growth and an increasing need for implementation services but decrease as a percentage of total revenue. We believe the rate at which we sell our software will drive a greater need for implementation services that will support both an increase in our professional services revenue and an increase in demand for the services provided by our third-party SIs. Our professional services revenue generates lower gross margin than our software revenue and accounted for 35% and 40% of our total revenue for the three months ended November 30, 2022 and 2021, respectively.

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

Gross Margin

Gross margin has been and will continue to be affected by a variety of factors, including the average sales price of our products and services, DWP volume growth, the mix of revenue between SaaS solutions, software licenses, maintenance and support and professional services and changes in cloud infrastructure and personnel costs. As we transition our product mix to include more SaaS customers, we expect our overall gross margin percentages to decrease in the near-term due to our SaaS gross margin percentages being lower than our license gross margin percentages. Over time, we expect gross margin to increase as we onboard additional customers, achieve growth within existing customers and realize greater economies of scale.

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

Provision for (Benefit From) Income Taxes

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

Results of Operations

Comparison of the Three Months Ended November 30, 2022 and 2021

The following table sets forth our consolidated results of operations for the periods indicated, expressed in total dollar terms and as a percentage of total revenue:

	Three Months Ended November 30,
(dollars in thousands)	2022		2021
		Percent of Total Revenue		Percent of Total Revenue
Revenue
Subscription	$43,790	54%	$35,705	48%
License	1,782	2	1,912	3
Maintenance and support	7,159	9	6,277	9
Professional services	27,855	35	29,527	40
Total revenue	80,586	100	73,421	100
Cost of revenue
Subscription	17,091	21	14,585	20
License	261	—	244	—
Maintenance and support	1,185	1	880	1
Professional services	18,605	23	15,242	21
Total cost of revenue	37,142	46	30,951	42
Gross margin	43,444	54	42,470	58
Operating expenses
Research and development	16,197	20	12,321	17
Sales and marketing	16,211	20	13,167	18
General and administrative	17,597	22	15,035	20
Change in fair value of contingent consideration	—	—	67	1
Total operating expense	50,005	62	40,590	56
Income (loss) from operations	(6,561)	(8)	1,880	3
Other income (expense), net	(402)	—	(696)	(1)
Interest income (expense), net	1,253	2	(118)	—
Income (loss) before income taxes	(5,710)	(7)	1,066	2
Provision for (benefit from) income taxes	(549)	(1)	374	1
Net income (loss)	$(5,161)	(6)%	$692	1%

The following table sets forth share-based compensation expense included in our results of operations for the periods indicated:

	Three Months Ended November 30,
	2022	2021
Cost of subscription revenue	$139	$42
Cost of maintenance and support revenue	13	8
Cost of services revenue	642	(100)
Research and development	653	229
Sales and marketing	568	(60)
General and administrative	1,474	1,093
Total share-based compensation expense	$3,489	$1,212

Revenue

Subscription

Subscription revenue increased $8.1 million, or 23%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021, due to a combination of sales to new customers and increased revenue generated from existing customers, which includes sales of new services and contractual growth.

License

License revenue decreased $0.1 million, or (7%), during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to contractual decreases on, as well as timing of, existing customer renewals, including multi-year license renewals in the prior period which did not reoccur in the current period.

Maintenance and Support

Maintenance and support revenue increased $0.9 million, or 14%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to timing of maintenance and support fees charged to customers during the period.

Professional services

Professional services revenue decreased $1.7 million, or 6%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to decreases from completed project implementations, partially offset by continued work on several large implementation projects from our existing software customer base.

Cost of Revenue

Cost of Subscriptions

Cost of subscription revenue increased $2.5 million, or 17%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to an increase in SaaS customers. This increase is comprised primarily of a $1.3 million increase in hosting costs from increased usage and a $1.3 million increase in payroll and related costs as we continue to build out the SaaS operations team and support customer growth.

Cost of License

Cost of license revenue increased $17.0 thousand, or 7% during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to a decrease in the amount of amortization on previously acquired technology intangible assets.

Cost of Maintenance and Support

Cost of maintenance and support revenue increased $0.3 million, or 35%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to an increase in personnel-related costs required to support our term and perpetual license customers.

Cost of Professional Services

Cost of professional services revenue increased $3.4 million, or 22%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021, primarily due to an increase of $2.7 million in payroll and related costs, driven by increased headcount, an increase of $0.4 million in contingent labor, and an increase of $0.2 million in travel and entertainment costs.

Gross Margin

Gross margin increased $1.0 million, or 2%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021, primarily due to a $5.6 million increase in subscription gross margin and a $0.6 million increase in maintenance and support gross margin, partially offset by a $5.0 million decrease in professional services gross margin and a $0.1 million decrease in license gross margin. The increase in subscription gross margin was driven by strong growth in subscription revenue.

Our gross margin percentage decreased to 54% from 58% during the three months ended November 30, 2022 versus the three months ended November 30, 2021. The subscription gross margin percentage increased to 61% from 59%, while maintenance and support gross margin percentage decreased to 83% from 86%, professional services gross margin percentage decreased to 33% from 48%, and license gross margin percentage decreased to 85% from 87%.

Operating Expenses

Research and Development Expense

Research and development expense increased $3.9 million, or 31%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to a $3.8 million increase in payroll costs from an increase in headcount.

Sales and Marketing Expense

Sales and marketing expense increased $3.0 million, or 23%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021, primarily due to a $1.9 million increase in payroll costs from an increase in headcount, a $0.6 million increase in marketing programs, and a $0.3 million increase in travel and entertainment expense period over period.

General and Administrative Expense

General and administrative expense increased $2.6 million, or 17%, during the three months ended November 30, 2022 versus the three months ended November 30, 2021, primarily due to a $1.1 million increase in payroll costs from an increase in headcount, a $1.7 million increase in professional service fees, and a $0.4 million increase in computer hardware and software expense. These increases were partially offset by a $0.8 million decrease in bad debt expense.

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

Other Income (Expense), Net

Other income (expense), net increased $0.3 million during the three months ended November 30, 2022 as compared to the three months ended November 30, 2021, primarily due to fluctuations in foreign exchange rates on receivables and payables denominated in currencies other than the U.S. dollar.

Interest Income (Expense), Net

Interest income (expense), net increased $1.4 million during the three months ended November 30, 2022 versus the three months ended November 30, 2021. Increase in interest income received from cash, cash equivalents, and short-term investments was partially offset by interest expense, which consists of fees paid to maintain the revolving credit facility, though there were no outstanding borrowings in either period.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes decreased $0.9 million during the three months ended November 30, 2022 versus the three months ended November 30, 2021 primarily due to the impact of the tax benefit of losses in our foreign entities and research and development credits.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash provided by operating activities, our revolving credit facility and proceeds from our IPO. As of November 30, 2022, we had $255.5 million in cash and cash equivalents, no outstanding borrowings under our revolving credit facility, and $0.7 million of outstanding letters of credit. As of November 30, 2022, we had $44.3 million of principal borrowing availability under our revolving credit facility. We believe that our existing cash and cash equivalents, together with cash provided by operating activities and amounts available under our revolving credit facility, will be sufficient to meet our operating working capital and capital expenditure requirements over at least the next twelve months. Our future cash requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in cloud infrastructure and operating costs, and expansion into other markets. At any given time, we may be evaluating one or more potential investments in, or acquisitions of, businesses or technologies, which could require us to seek additional equity or debt financing. Additional sources of liquidity and capital resources, including equity or debt financing, may not be available on terms favorable to us or at all.

As of November 30, 2022, $74.2 million of cash and cash equivalents were held by our foreign subsidiaries. We currently do not anticipate a need to repatriate these funds to finance our U.S. operations.

Summary of Cash Flows for the Three Months Ended November 30, 2022 and 2021

The following summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Three Months Ended November 30,
($ in thousands)	2022	2021
Net cash used in operating activities	$(5,886)	$(24,603)
Net cash provided by investing activities	106,730	95,061
Net cash used in financing activities	(653)	(4,376)
Net increase in cash and cash equivalents	100,191	66,082
Cash and cash equivalents – beginning of period	155,265	185,657
Cash and cash equivalents – end of period	$255,456	$251,739

Operating Activities

We used $5.9 million of cash from operating activities during the three months ended November 30, 2022, primarily resulting from our net loss, after including the impact of non-cash benefits, of $4.4 million and $10.3 million of cash used in working capital activities. Cash used in working capital activities during the three months ended November 30, 2022 was primarily due to an increase in accounts receivable and unbilled revenue of $2.6 million, an increase in prepaid expenses of $3.0 million, a decrease in accrued liabilities of $2.7 million, and a decrease in deferred revenue of $3.1 million.

We used $24.6 million of cash from operating activities during the three months ended November 30, 2021, primarily resulting from our net income, after including the impact of non-cash benefits, of $7.7 million and $32.3 million of cash used in working capital activities. Cash used in working capital activities during the three months ended November 30, 2021 was primarily due to annual bonus payments of $18.8 million, an increase in accounts receivable and unbilled revenue of $7.7 million, an increase in prepaid expenses of $2.5 million, a payment of contingent earnout liability in excess of its fair value at acquisition of $1.7 million, and a decrease in deferred revenue of $3.7 million.

Non-cash charges in all periods include depreciation and amortization, share-based compensation expense, and deferred taxes.

Investing Activities

We had cash provided by investing activities of $106.7 million during the three months ended November 30, 2022 compared to cash provided by investing activities of $95.1 million in the three months ended November 30, 2021. During the three months ended November 30, 2022, we had maturities of short-term investments of $117.5 million and purchases of short-term investments of $8.4 million compared to maturities of short-term investments of $96.0 million and no purchases of short-term investments in the three months ended November 30, 2021.

In the three months ended November 30, 2022, we used $0.4 million of cash on purchases of property, plant and equipment, compared to $0.5 million during the three months ended November 30, 2021. Additionally, our capitalized costs for internal use software were $1.9 million during the three months ended November 30, 2022 compared to $0.4 million during the three months ended November 30, 2021.

Financing Activities

We used $0.7 million of cash in financing activities during the three months ended November 30, 2022, compared to cash used in financing activities of $4.4 million during the three months ended November 30, 2021. Cash used in financing activities during the three months ended November 30, 2022 primarily related to $0.7 million of purchases of treasury stock. During the three months ended November 30, 2021, the Company made a $3.9 million contingent earnout liability payment and a $0.5 million payment of deferred financing costs.

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

The non-GAAP financial measures and principal metrics we use in managing our business are set forth below:

Adjusted EBITDA. We define Adjusted EBITDA as net loss before interest expense, net; other income (expense), net; provision for income taxes; depreciation of property and equipment; amortization of intangible assets; share-based compensation expense; the change in fair value of contingent consideration; acquisition-related expenses; and severance expenses related to a workforce reduction. We believe Adjusted EBITDA provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Adjusted EBITDA was $3.2 million and $7.8 million for the three months ended November 30, 2022 and 2021, respectively. A reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2022	2021
GAAP Net income (loss)	$(5,161)	$692
Provision for (benefit from) income taxes	(549)	374
Other income (expense), net	402	696
Interest (income) expense, net	(1,253)	118
Depreciation of property and equipment	653	704
Amortization of intangible assets	4,440	3,929
Share-based compensation expense	3,489	1,212
Change in fair value of contingent earnout liability	—	67
Acquisition-related expenses	559	—
Workforce reduction – severance expenses	645
Adjusted EBITDA	$3,225	$7,792
Adjusted EBITDA as a percent of total revenue	4%	11%

Free Cash Flow. We define Free Cash Flow as net cash provided by operating activities, less purchases of property and equipment, capitalized internal-use software, and acquisition-related payments. We consider Free Cash Flow to be an important measure in facilitating period-to-period comparisons of liquidity. We use Free Cash Flow in conjunction with traditional GAAP measures as part of our overall assessment of liquidity. Free Cash Flow was ($7.4) million and ($25.5) million for the three months ended November 30, 2022 and 2021, respectively. A reconciliation of Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(5,886)	$(24,603)
Purchases of property and equipment	(443)	(540)
Capitalized internal-use software	(1,891)	(366)
Acquisition-related payments	862	—
Free Cash Flow	$(7,358)	$(25,509)

Non-GAAP Gross Margin. We define Non-GAAP Gross Margin as GAAP gross margin before the portion of share-based compensation expense; amortization of intangible assets; amortization of capitalized internal-use software that is included in cost of revenue; and severance expenses related to a workforce reduction that are included in cost of revenue. We believe Non-GAAP Gross Margin provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of gross margin. Non-GAAP Gross Margin was $46.5 million and $44.1 million for the three months ended November 30, 2022 and 2021, respectively. A reconciliation of Non-GAAP Gross Margin to gross margin, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2022	2021
GAAP Gross margin	$43,444	$42,470
Share-based compensation expense	794	(50)
Amortization of intangible assets	1,236	1,121
Amortization of capitalized internal-use software	611	561
Workforce reduction – severance expenses	392	—
Non-GAAP Gross margin	$46,477	$44,102

Non-GAAP Income from Operations. We define Non-GAAP Income from Operations as GAAP loss from operations before share-based compensation expense; amortization of intangible assets; the change in fair value of contingent consideration; acquisition-related expenses; and severance expenses related to a workforce reduction. We believe Non-GAAP Income from Operations provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Income from Operations was $2.6 million and $7.1 million for the three months ended November 30, 2022 and 2021, respectively. A reconciliation of Non-GAAP Income from Operations to loss from operations, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2022	2021
GAAP Income (loss) from operations	$(6,561)	$1,880
Share-based compensation expense	3,489	1,212
Amortization of intangible assets	4,440	3,929
Change in fair value of contingent earnout liability	—	67
Acquisition-related expenses	559	—
Workforce reduction – severance expenses	645	—
Non-GAAP Income from operations	$2,572	$7,088

Non-GAAP Net Income (Loss). We define Non-GAAP Net Income as GAAP net loss before share-based compensation expense; amortization of intangible assets; change in fair value of contingent earnout liability; acquisition-related expenses; and severance expenses related to a workforce reduction. We believe Non-GAAP Net Income provides investors and other users of our financial information consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. Non-GAAP Net Income was $2.6 million and $4.8 million for the three months ended November 30, 2022 and 2021, respectively. A reconciliation of Non-GAAP Net Income to net loss, the most directly comparable GAAP financial measure, is presented below for the periods indicated.

	Three Months Ended November 30,
($ in thousands)	2022	Per Share	2021	Per Share
GAAP Net income (loss)	$(5,161)	$(0.04)	$692	$0.01
Add: GAAP tax provision (1)	(549)		374
GAAP pre-tax income (loss)	(5,710)		1,066
Share-based compensation expense	3,489		1,212
Amortization of intangible assets	4,440		3,929
Change in fair value of contingent earnout liability	—		67
Acquisition-related expenses	559		—
Workforce reduction – severance expenses	645		—
Non-GAAP pre-tax income	3,423		6,274
Non-GAAP tax provision applied at a 24% tax rate (1)	822		1,506
Non-GAAP Net Income (1)	$2,601	$0.02	$4,768	$0.04

Shares used in computing Non-GAAP net income per share amounts:
GAAP weighted-average shares – basic	132,748,831		132,038,274
GAAP dilutive shares	—		2,173,936
Non-GAAP dilutive shares (using the treasury stock method)	4,608,361		—
Non-GAAP weighted-average shares – diluted	137,357,192		134,212,210

(1)
Our GAAP tax provision is primarily related to state taxes and income taxes in profitable foreign jurisdictions. We maintain a full valuation allowance against our deferred tax assets in the U.S. For purposes of determining our Non-GAAP Net Income, we have applied a tax rate of 24% which represents our estimated effective tax rate.
(2)
For the three months ended November 30, 2022, the Company had a GAAP net loss and non-GAAP net income. As such, outstanding potential shares of common stock are only included for the calculation of Non-GAAP earnings per share since these shares would be anti-dilutive for the calculation of GAAP earnings per share.

Key Business Metrics

SaaS Net Dollar Retention Rate. We calculate SaaS Net Dollar Retention Rate by annualizing the recurring subscription revenue for each of our active SaaS agreements, as of a specific date, for those customers in place throughout the entire measurement period (the last twelve-month period). We divide the result by annualized subscription revenue from the date that is immediately prior to the beginning of the measurement period, for all customers in place at the beginning of the measurement period. Our SaaS Net Dollar Retention Rate was 107% and 122% as of November 30, 2022 and 2021, respectively. We believe SaaS Net Dollar Retention

Rate is an important metric for the Company because, in addition to providing a measure of retention, it indicates our ability to grow revenue within existing customer accounts. SaaS Net Dollar Retention Rate is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

SaaS Annual Recurring Revenue (“SaaS ARR”). SaaS ARR is an estimate of the annualized recurring value of our portfolio of SaaS agreements, as of a specific date. SaaS ARR is calculated by annualizing the recurring subscription revenue for each of our active SaaS agreements, which may not be the same as the timing and amount of revenue recognized. Our SaaS ARR was $180.6 million and $145.5 million as of November 30, 2022 and 2021, respectively. We believe SaaS ARR provides important information about our ability to acquire new subscription SaaS customers and to maintain and expand our relationship with existing subscription SaaS customers. SaaS ARR is included in a set of metrics that we calculate quarterly to review with management as well as periodically with members of our board of directors.

Indebtedness

On October 4, 2016, we entered into a credit agreement with a group of lenders for a revolving credit facility with a maximum borrowing capacity of $30.0 million that was originally scheduled to mature on October 4, 2019. On October 2, 2019, we amended certain of the financial covenants and extended our credit agreement for two years to a maturity date of October 2, 2021. On October 22, 2021, the Company executed an amended and restated credit agreement for its revolving credit facility with a five-year term, increasing its maximum borrowing capacity from $30.0 million to $45.0 million. On November 8, 2022, we amended our credit agreement to change the interest rate benchmark from LIBOR to SOFR.

Our revolving credit facility is guaranteed by the Company and certain of its domestic subsidiaries and secured by substantially all of our tangible and intangible assets. Interest accrues on our revolving credit facility at a variable rate based upon the type of borrowing made by us. Loans under our revolving credit facility bear interest at a rate of SOFR (as administered by the Federal Reserve Bank of New York) plus an applicable margin, or incur interest at the higher of: (i) the Prime Rate, (2) the Fed Funds Rate plus 0.5%, or (3) SOFR plus 1.0%, plus an applicable margin. The applicable margin ranges from 1.0% to 2.0% depending on the interest rate basis and type of borrowing elected (eurocurrency rate loan, base rate loan, swing rate loan or letter of credit). In addition to interest on our revolving credit facility, we pay a commitment fee of 0.5% per annum on the unused portion of our revolving credit facility, as well as customary letter of credit fees. Repayment of any amounts borrowed are not required until maturity of our revolving credit facility, however we may repay any amounts borrowed at any time, without premium or penalty.

The Company is required to meet certain financial and nonfinancial covenants under the terms of the revolving credit facility. These covenants include limits on the creation of liens, limits on making certain investments, limits on incurring additional indebtedness, and maintaining a leverage ratio at or below a maximum level. The Company was in compliance with these financial and nonfinancial covenants as of November 30, 2022.

We incurred $0.7 million of costs directly related to obtaining our revolving credit facility which have been recorded as deferred financing fees and are amortized to legal expense on a straight-line basis over the term of our revolving credit facility. During fiscal 2017, we executed an irrevocable standby letter of credit totaling $0.8 million against our revolving credit facility in lieu of a cash security deposit for one of our office leases. Two additional irrevocable standby letters of credit were executed during fiscal 2019 for $0.2 million and $0.1 million, respectively, against our revolving credit facility in lieu of cash deposits for two of our office leases. In fiscal 2020, the $0.2 million letter of credit was reduced by $0.1 million. In fiscal 2022, the $0.8 million letter of credit was reduced to $0.5 million. Apart from the letters of credit, we did not have any borrowings outstanding on our revolving credit facility as of November 30, 2022 and 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Regulation S-K, Item 303(a)(4)(ii) promulgated by the SEC under the Securities Act, in the three months ended November 30, 2022 and 2021, respectively.

Critical Accounting Policies and Estimates

The process of preparing our financial statements in conformity with U.S. GAAP requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. The most significant estimates and judgments are reviewed on an ongoing basis and are revised when necessary. Actual amounts may differ from these estimates and judgments. A summary of our significant accounting policies is contained in Note 2 of our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended August 31, 2022 filed with the SEC on October 28, 2022.

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

Interest Rate Risk

As of November 30, 2022, our cash and cash equivalents balance included U.S. Treasury bills and no restricted cash, and we had no outstanding indebtedness under our revolving credit facility.

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

Our market risks, and the way we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (filed October 28, 2022). There have been no material changes to our market risks or to our management of such risks as of November 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of November 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

Our business involves significant risks. You should carefully consider the risks described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2022. If any of these risks or uncertainties actually occur, our business, financial condition, prospects, results of operations and cash flow could be materially and adversely affected. In that case, the market price of our common stock could decline. These risks are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations or cash flows, as well as the market price of our securities. We cannot assure you that any of the events discussed in the risk factors will not occur.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1*

Amendment No. 1 to Credit Agreement, dated as of November 8, 2022, by and among Duck Creek Technologies LLC, as Borrower, Disco Topco Holdings (Cayman), L.P., as Holdings, Bank of America N.A., as Administrative Agent and Collateral Agent, BofA as a Lender, L/C Issuer and Swing Line Lender and the other Lenders party thereto.

10.2†*	Form of Restricted Stock Award Agreement (October 2022)

10.3†*	Employment Agreement, dated as of September 1, 2021, by and between Duck Creek Technologies LLC and Jeffery H. Winter.

10.4†*	Employment Agreement, dated as of September 1, 2021, by and between Duck Creek Technologies LLC and Nageswaran Vaidyanathan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

† Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Duck Creek Technologies, Inc.

Date: January 9, 2023	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer
(principal executive officer)

Date: January 9, 2023	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(principal financial officer and principal accounting officer)