Form 10-K/A
period 2022-08-31
DUCK CREEK TECHNOLOGIES, INC.
filed 2023-02-22
CIK 1160951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
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

EXPLANATORY NOTE
On October 28, 2022, Duck Creek Technologies, Inc. (“we”, “us”, “our”, or the “Company”) filed an Annual Report on Form
10-K
for the fiscal year ended August 31, 2022 (the “Original Form
10-K”).
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) is being filed to update the certifications filed as Exhibits 31.1 and 31.2, respectively, to the Original Form
10-K,
to include certain required language with respect to internal control over financial reporting which was permitted to be omitted during the Company’s transition period, but was omitted subsequent to the Company’s transition period from the Original Form
10-K.
There has been no change to (i) the financial statements included in Part II, Item 8 hereof from those included in Part II, Item 8 of the Original Form
10-K,
nor (ii) Part II, Item 9A hereof from Part II, Item 9A of the Original Form
10-K.
Except as described above, this Amendment does not modify or update the disclosures presented in the Original Form
10-K
or in the previously filed exhibits to the Original Form
10-K
in any way. This Amendment speaks as of the date of the Original Form
10-K
and does not reflect events occurring after the filing of the Original Form
10-K.
As such, this Amendment should be read in conjunction with the Original Form
10-K,
as well as any other filings made by the Company with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Form
10-K.

PART II

Item 8.	Financial Statements and Supplementary Data.

Duck Creek Technologies, Inc.

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

Boston, Massachusetts
October 28, 2022

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share information)

	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$155,265	$185,657
Short-term investments	117,823	191,981
Accounts receivable, net	29,939	34,629
Unbilled revenue, net	31,696	24,423
Prepaid expenses and other current assets	13,355	14,381

Total current assets	348,078	451,071
Property and equipment, net	14,076	14,305
Operating lease assets	16,502	17,798
Goodwill	355,498	272,455
Intangible assets, net	82,888	65,359
Deferred tax assets	1,132	2,331
Unbilled revenue, net of current portion	209	1,401
Other assets	21,293	19,413

Total assets	$839,676	$844,133

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,577	$2,070
Accrued liabilities	41,747	46,437
Contingent earnout liability	—	5,462
Lease liability	4,552	4,110
Deferred revenue, net	29,618	29,577

Total current liabilities	78,494	87,656
Lease liability, net of current portion	17,877	21,273
Deferred income taxes	8,654	634
Deferred revenue, net of current portion	39	—
Other long-term liabilities	2,207	3,832

Total liabilities	107,271	113,395

Commitments and contingencies
Stockholders’ equity
Common stock, 135,370,279 shares issued and 132,686,867 shares outstanding at August 31, 2022, 134,625,379 shares issued and 132,000,317 shares outstanding at August 31, 2021, 300,000,000 shares authorized at August 31, 2022 and August 31, 2021, par value $0.01 per share	1,353	1,346
Preferred stock, 0 shares outstanding, 50,000,000 shares authorized at August 31, 2022 and August 31, 2021, par value $0.01 per share	—	—
Treasury stock, common shares at cost; 2,684,316 shares at August 31, 2022 and 2,625,062 shares at August 31, 2021	(68,784)	(67,764)
Accumulated deficit	(49,597)	(41,265)
Accumulated other comprehensive (loss) income	(393)	64
Additional paid in capital	849,826	838,357

Total stockholders’ equity	732,405	730,738

Total liabilities and stockholders’ equity	$839,676	$844,133

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

Net loss per share information1
Net loss per share of common stock, basic and diluted	$(0.06)	$(0.13)	$(0.19)
Weighted average shares of common stock, basic and diluted	132,205,020	131,114,791	130,702,511

1)
Net loss per share information for fiscal 2020 represents the net loss per share of common stock outstanding for the period from August 14, 2020 through August 31, 2020, the period following the Reorganization Transactions and Duck Creek Technologies, Inc.’s initial public offering described in Note 1—Nature of Business. See Note 9—Net Loss Per Share for additional details.

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended August 31,
	2022	2021	2020
Net loss	$(8,332)	$(16,931)	$(29,932)
Other comprehensive loss:
Foreign currency translation adjustments	(799)	—	—
Unrealized (losses) gains on available-for-sale securities	342	64	—

Total other comprehensive loss	(457)	64	—

Comprehensive loss	$(8,789)	$(16,867)	$(29,932)

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity/Redeemable Partners’ Interest and Partners’ Capital
(In thousands, except share information)

	Total redeemable partners’ interest and partners’ capital	Common stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
		Shares	Amount	Shares	Amount
Balance at August 31, 2019	$389,066	—	$—	—	$—	$—	$—	$—	$—	$389,066
Class E Units issued, net of issuance costs	438,648	—	—	—	—	—	—	—	—	438,648
Class A Units redeemed prior to the Reorganization Transactions	(238,800)	—	—	—	—	—	—	—	—	(238,800)
Class B Units redeemed prior to the Reorganization Transactions	(159,200)	—	—	—	—	—	—	—	—	(159,200)
Share-based compensation expense prior to Reorganization Transactions	1,766	—	—	—	—	—	—	—	—	1,766
Net loss prior to Reorganization Transactions	(5,598)	—	—	—	—	—	—	—	—	(5,598)
Reorganization Transactions:
Exchange of LP interests for common stock and initial effect of Reorganization
Transactions on non-controlling interest	(425,882)	115,996,833	1,160	—	—	425,556	—	—	(834)	—
Initial Public Offering Transactions:
Issuance of common stock for IPO net of underwriting discounts and offering costs	—	17,250,000	173	—	—	429,067	—	—	—	429,240
Purchase of common stock from Apax	—	—	—	2,555,556	(64,688)	—	—	—	—	(64,688)
Purchase of non-controlling interests in Operating Partnership from Accenture and RBW	—	—	—	—	—	(43,959)	—	—	834	(43,125)
Issuance of common stock upon RSA’s vesting	—	22,468	—	—	—	—	—	—	—	—
Share based compensation expense subsequent to Reorganization Transactions	—	—	—	—	—	10,782	—	—	—	10,782
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	(24,334)	—	(24,334)

	Total redeemable partners’ interest and partners’ capital	Common stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Income	Accumulated deficit	Non- controlling interests	Total stockholders’ equity
		Shares	Amount	Shares	Amount
Balance at August 31, 2020	$—	133,269,301	$1,333	2,555,556	$(64,688)	$821,446	$—	$(24,334)	$—	$733,757
Net loss	—	—	—	—	—	—	—	(16,931)		(16,931)
Proceeds from follow-on offering, net of issuance costs	—	90,000	1	—	—	3,452	—	—	—	3,453
Repurchase of common stock	—	—	—	69,506	(3,076)	—	—	—	—	(3,076)
Share-based compensation expense	—	—	—	—	—	9,406	—	—	—	9,406
Issuance of common stock upon exercise of stock options	—	150,559	1	—	—	4,064	—	—	—	4,065
Vesting of restricted stock awards	—	1,115,519	11	—	—	(11)	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	64	—	—	64

Balance at August 31, 2021	$—	134,625,379	$1,346	2,625,062	$(67,764)	$838,357	$64	$(41,265)	$—	$730,738
Net income	—	—	—	—	—	—	—	(8,332)	—	(8,332)
Repurchase of common stock	—	—	—	59,254	(1,020)	—	—	—	—	(1,020)
Share-based compensation expense	—	—	—	—	—	11,344	—	—	—	11,344
Issuance of common stock upon exercise of stock options	—	4,897	—	—	—	132	—	—	—	132
Vesting of restricted stock awards	—	740,003	7	—	—	(7)	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(457)	—	—	(457)

Balance at August 31, 2022	$—	135,370,279	1,353	2,684,316	$(68,784)	$849,826	$(393)	$(49,597)	$—	$732,405

See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended August 31,
	2022	2021	2020
Operating activities:
Net loss	$(8,332)	$(16,931)	$(29,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation of property and equipment	2,646	3,136	3,143
Amortization of capitalized software	2,355	2,040	703
Amortization of intangible assets	16,516	16,328	17,070
Amortization of deferred financing fees	128	114	134
Impairment of right of use asset	—	1,883	1,660
Impairment of leasehold improvements	—	702	1,132
Share-based compensation expense	9,524	12,877	21,108
Change in fair value of contingent earnout liability	67	293	133
Payment of contingent earnout liability in excess of acquisition date fair value	(1,650)	—
Changes to allowance for credit losses	3,566	1,105	97
Deferred taxes	814	(781)	(690)
Other non-cash items	—	12	—
Changes in operating assets and liabilities
Accounts receivable	3,637	(6,585)	(3,796)
Unbilled revenue	(5,392)	(4,216)	1,730
Prepaid expenses and other current assets	848	(2,310)	(6,300)
Other assets	(1,309)	(3,110)	(5,764)
Accounts payable	(978)	1,561	(181)
Accrued liabilities	(2,673)	(3,230)	16,393
Deferred revenue	(4,554)	(1,199)	6,614
Operating leases	(1,657)	(1,477)	132
Cash settlement of vested phantom stock	(1,077)	(9,243)	—
Other long-term liabilities	(1,752)	345	2,339

Net cash provided by (used in) operating activities	10,727	(8,686)	25,725

Investing activities:
Purchase of short-term investments	(245,204)	(287,912)	—
Maturities of short-term investments	319,639	95,982	—
Payments for business acquisitions, net of cash acquired	(106,947)	—	—
Capitalized internal-use software	(1,844)	(926)	(2,893)
Purchase of property and equipment	(1,283)	(1,355)	(3,854)

Net cash used in investing activities	(35,639)	(194,211)	(6,747)

Financing activities:
Proceeds from IPO	—	—	433,657
Proceeds from follow-on offering, net of issuance costs	—	3,452	—
Payment of deferred IPO costs	—	(3,650)	—
Proceeds from issuance of Class E Units, net of issuance costs	—	—	438,840
Payment of deferred Class E offering costs	—	(192)	—
Payment on redemption of Class A and Class B Units	—	—	(398,000)
Purchase of non-controlling interest	—	—	(43,125)
Purchase of treasury stock	(1,020)	(3,076)	(64,688)

	Year Ended August 31,
	2022	2021	2020
Proceeds from stock option exercises	132	4,065	—
Payments of contingent earnout liability	(3,879)	(1,923)	(3,555)
Proceeds from revolving credit facility	—	—	5,000
Payments on revolving credit facility	—	—	(9,000)
Payment of deferred financing costs	(713)	—	(228)

Net cash (used in) provided by financing activities	(5,480)	(1,324)	358,901

Net (decrease) increase in cash and cash equivalents	(30,392)	(204,221)	377,879
Cash and cash equivalents – beginning of period	185,657	389,878	11,999

Cash and cash equivalents – end of period	$155,265	$185,657	$389,878

Supplemental disclosure of other cash flow information:
Cash paid for income taxes	2,050	3,105	2,006
Cash paid for interest	—	—	269
Purchases of property and equipment recorded in accounts payable and accrued liabilities	238	210	227
Fair value of contingent consideration	—	5,529	7,452
Deferred IPO costs in accounts payable and accrued liabilities	—	—	3,650
Deferred Class E offering costs in accrued expenses	—	—	192
See accompanying notes to consolidated financial statements.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)
(1) Nature of Business
Duck Creek Technologies, Inc (the Company) is a provider of
Software-as-a-Service
(SaaS) core systems to the property and casualty (P&C) insurance industry, through
Duck Creek OnDemand
. Products offered include
Duck Creek Policy, Duck Creek Billing, Duck Creek Claims, Duck Creek Rating, Duck Creek Insights, Duck Creek Distribution Management, Duck Creek Reinsurance Management, Duck Creek Anywhere Managed Integrations, and Duck Creek Industry Content
. The Company also provides its products via perpetual and term license arrangements to customers with legacy systems that have yet to upgrade to SaaS.
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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

December 15, 2022, including interim periods within those fiscal years. The provisions of ASU
2021-08
should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.
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
(f) Foreign Currency
The determination of the functional currency of subsidiaries is based on the subsidiaries’ financial and operational environment. Gains and losses from foreign currency translation related to entities whose functional currency is not our reporting currency are credited or charged to accumulated other comprehensive income included in stockholders’ equity in the consolidated balance sheets. In all instances, foreign currency transaction and remeasurement gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net. There were net foreign currency transaction and remeasurement losses of $2.7 million in fiscal 2022. The net foreign currency transaction and remeasurement losses were immaterial in fiscal 2021 and 2020.
(g) Revenue Recognition
The Company derives its revenues primarily from the following four sources, which represent performance obligations of the Company:

•	Sales of hosted software services (SaaS) under subscription arrangements .

•	Sales of software licenses . Software license revenue is derived from the sale of perpetual and term license arrangements to customers.

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

•
Sales of maintenance and support services
. Maintenance and support services include telephone and
web-based
support, software updates, and rights to unspecified software upgrades on a when-and-if-available
basis during the maintenance term.

•	Sales of professional services . Professional services primarily relate to the implementation of the Company’s SaaS offerings and software licenses.
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
(r) Software Development Costs
The Company has evaluated the establishment of technological feasibility of its perpetual and term license arrangements in accordance with FASB ASC
985-20,
Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed
. The Company sells software products in a market that is subject to rapid technological change, new product development, and changing customer needs. Accordingly, the Company has concluded that technological feasibility for most software products is not established until the development stage of the software product is nearly complete. The Company defines technological feasibility as the completion of a working model. The period of time during which costs could be capitalized, from the point of reaching technological feasibility until the time of general software product release, is very short; consequently, the amounts that are capitalized are not material to the Company’s financial position or results of operations.
With respect to the Company’s SaaS products sold to its customers, costs incurred in the preliminary design and development stages of a project are expensed as incurred in accordance with FASB ASC
350-40,
Internal-Use
Software
. Once a project has reached the application development stage, certain internal, external, direct and indirect costs may be subject to capitalization. Generally, costs are capitalized until the technology is available for its intended use. Subsequent costs incurred for the development of future upgrades and enhancements, which are expected to result in additional functionality, follow the same protocol for capitalization. Capitalized software development costs are recorded in property and equipment on the Company’s consolidated balance sheets.

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
(w) Share-Based Compensation
The Company accounts for share-based compensation awards in accordance with FASB ASC 718,
Compensation: Stock Compensation
. FASB ASC 718 requires all share-based awards to employees to be recognized in the statements of operations based on their fair values.
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
Contingent Earnout Liability
The following table summarizes the changes in fair value of the Company’s contingent earnout liability related to the Outline Systems LLC (“Outline”) acquisition during the years ended August 31, 2020, 2021, and 2022:

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

	August 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Money market funds—presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries - presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries - presented in short-term investments	117,481	342	—	117,823

Total	$205,765	$342	$—	$206,107

	August 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Government agency securities and treasuries—presented in short-term investments	$191,917	$64	$—	$191,981

Total	$191,917	$64	$—	$191,981

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

The following tables present the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis using the above input categories as of August 31, 2022 and 2021:

	August 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds—presented in cash and cash equivalents	$239	$—	$—	$239
U.S. Government agency securities and treasuries—presented in cash and cash equivalents	88,045	—	—	88,045
U.S. Government agency securities and treasuries—presented in short-term investments	117,823	—	—	117,823

Total assets	$206,107	$—	$—	$206,107

Liabilities:
Liability classified awards	$36	$—	$57	$93

Total liabilities	$36	$—	$57	$93

	August 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Government agency securities and treasuries—presented in short-term investments	$—	$191,981	$—	$191,981

Total assets	$—	$191,981	$—	$191,981

Liabilities:
Liability classified awards	$1,448	$—	$1,588	$3,036
Contingent earnout liability	—	—	5,462	5,462

Total liabilities	$1,448	$—	$7,050	$8,498

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

(5) Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of August 31, 2022 and 2021 consisted of the following:

	August 31, 2022	August 31, 2021
Directors and officers insurance	$—	$5,515
Computer software and licenses	7,930	5,861
Other	5,425	3,005

Total prepaid expenses and other current assets	$13,355	$14,381

(6) Property and Equipment, Net
Property and equipment, net as of August 31, 2022 and 2021 consisted of the following:

	August 31, 2022	August 31, 2021
Leasehold improvements	$10,280	$10,572
Internal-use software	10,198	8,230
Computer equipment	6,951	4,849
Furniture and fixtures	2,018	2,304
Office equipment	768	496
Assets under construction	300	111

Total property and equipment	$30,515	$26,562
Less accumulated depreciation and amortization	(16,439)	(12,257)

Property and equipment, net	$14,076	$14,305

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
The following table sets forth a reconciliation of the numerator and denominator used to compute basic earnings per share of common stock.

	Year Ended August 31,
	2022	2021
Numerator
Net loss	$(8,332)	$(16,931)
Denominator
Weighted average shares of common stock—basic and diluted	132,205,020	131,114,791
Net loss per share—basic and diluted	$(0.06)	$(0.13)
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

Year Ended August 31, 2020
Numerator
Net loss	$(29,932)
Net loss attributable to the Operating Partnership before the Reorganization Transactions	(5,598)

Net loss attributable to Duck Creek Technologies, Inc.	$(24,334)
Denominator
Weighted average shares of common stock—basic and diluted	130,702,511
Net loss per share—basic and diluted	$(0.19)
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
(10) Other Assets
Other assets as of August 31, 2022 and 2021 consisted of the following:

	August 31, 2022	August 31, 2021
Deferred contract costs	$14,682	$14,056
Other noncurrent assets	6,611	5,357

Total other assets	$21,293	$19,413

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

The following table presents changes to the allowance for credit losses during the year ended August 31, 2022:

Allowance, August 31, 2021	$(1,425)
Net changes to credit losses	(2,626)
Write-offs, net	737
Recoveries of previously reserved amounts	340

Allowance, August 31, 2022	$(2,974)

(12) Accrued Liabilities
Accrued liabilities as of August 31, 2022 and 2021 consisted of the following:

	August 31, 2022	August 31, 2021
Accrued bonuses	$14,146	$18,831
Accrued vacation	5,490	5,572
Accrued hosting fees	7,122	7,500
Accrued withholding taxes	2,800	2,771
Liability-classified phantom units and SARs	93	3,036
Accrued professional service fees	425	369
Accrued commissions	1,458	1,429
Other	10,213	6,929

Total accrued liabilities	$41,747	$46,437

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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

The table below reconciles the differences between income taxes computed at the U.S. federal statutory rate and the provision for income taxes:

	August 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(1.2)%	(0.9)%	(0.5)%
Permanent differences	1.7%	(0.8)%	0.8%
Share-based compensation	(3.8)%	4.7%	(2.0)%
Non-deductible officer’s compensation	(1.3)%	(2.4)%	(2.1)%
Federal research and development credits	13.8%	9.4%	2.1%
Foreign rate differential	(11.5)%	(3.7)%	(2.1)%
Change in valuation allowance	(37.0)%	(39.9)%	(22.7)%

Total income tax expense%	(18.3)%	(12.6)%	(5.5)%

Net deferred tax assets (liabilities) consist of the following:

	August 31,
	2022	2021
Assets:
Net operating loss carryforward	$26,185	$23,681
Intangible assets	23,049	24,571
Tax credits	5,464	4,496
Other nondeductible expenses	10,127	10,931
Share-based compensation	3,507	2,520
Interest expense carryforward	—	132
Lease liabilities	4,121	4,780
Depreciation	327	414

Gross deferred tax assets	$72,780	$71,525
Less valuation allowance	(61,229)	(59,207)

Total deferred tax assets	$11,551	$12,318

Liabilities:
Intangible assets	(10,798)	(1,651)
Operating lease assets	(2,703)	(3,094)
Capitalized items	(5,086)	(5,019)
Depreciation	(486)	(858)

Total deferred tax liabilities	(19,073)	(10,622)

Total net deferred tax (liabilities) assets	$(7,522)	$1,696

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
A reconciliation of unrecognized income tax benefits is as follows:

Amount
Balance at August 31, 2020	$395
No change—current year and prior year tax positions	—

Balance at August 31, 2021	$395
No change—current year and prior year tax positions	—

Balance at August 31, 2022	$395

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
Voting rights
: All units of the limited partners were deemed to be nonvoting units and did not entitle any holder thereof to any right to vote upon or approve any action to be taken by the Company. The Company’s general partner, Disco (Cayman) GP Co., had broad authority to act on behalf of the partnership.
Distribution preferences
: The partners of the Company were entitled to receive distributions in the following order priority: (1) first, 100% to the holders of Class A Units, Class B Units, Class C Units, and Class E Units in proportion to their unreturned capital amounts, (2) second, to all holders, on a ratable basis, of Class A Units, Class B Units, Class C Units, Class D, and Class E Units held at the time of distribution.
Liquidation preferences
: Upon any liquidation or dissolution of the Company, the partners were entitled to a distribution of the remaining assets of the Company after payment or provision for the Company’s liabilities has been made, in accordance with the distribution preferences described above.
Redemption rights
: The holders of the Class A Units, Class B Units, Class C Units, and Class D Units did not have the right to redeem the units, outside of the distribution and liquidation terms described above. The holders of the Class E Units had the right to redeem the units upon (i) the occurrence of the Company not achieving certain liquidity events by the fourth anniversary of the original issuance of the Class E Units, and (ii) notice to the Company’s general partner. Although units of the Company were not mandatorily redeemable, they were classified outside of partner’s capital because they were potentially redeemable upon certain events outside of the Company’s control, including a change in control, sale, dissolution, or winding up.
Repurchase rights
: In the event that an employee holding Class C Units was terminated for cause or upon breach of the agreement between the Company and the employee, the Company had the right to repurchase the Class C Units for the lower of the cost basis (to the holder) of the Class C Units, the fair value of the Class C Units at the date of termination or the fair value of the Class C Units at the date of repurchase. The Company also had the right to repurchase vested Class D Units upon termination as further described in Note 16 – Share-Based Compensation.
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
(17) Share-Based Compensation
2020 Omnibus Incentive Plan
As part of the Reorganizations Transactions, the Company adopted the Duck Creek Technologies, Inc. 2020 Omnibus Incentive Plan (the “Plan”). The purpose of the Plan is to provide additional incentives to selected officers, employees, non-employee
directors, independent contractors and consultants, to strengthen their commitment to the Company and to attract and retain competent and dedicated persons who are essential to the success of the Company’s business. The maximum number of shares of the Company’s common stock reserved for issuance under the Plan is 18,000,000 shares. This reserve will automatically increase on January 1 st
of each calendar year, prior to the tenth anniversary of the effective date of the Plan, by an amount equal or lesser of (i) 4% of the number of shares of common stock issued and outstanding on December 31 st
of the preceding year and (ii) an amount determined by the Plan administrator. On January 1, 2022, the reserve was increased by 4% of the number of shares of common stock issued and outstanding on December 31, 2021, or 5,367,506 shares. The shares available for issuance are subject to adjustment in the event of a stock split, stock dividend or other defined changes in the Company’s capitalization.
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
Vesting of the Class D Units was 50% time-based, quarterly, over a four year period from the vesting start date, and 50% based on the date in which the Class D Units become participating units. These vesting terms applied to each of the Class D-1, Class D-2 and Class D-3 tranches described above. Class D-1 Units would become

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

participating units upon the later of: (i) the date which aggregate distributions by the Company exceeded the minimum threshold equity value (as defined in each Incentive Unit Award Agreement), or (ii) when the total cumulative distributions made to the Class A Unit holders exceeded the aggregate investment made by the Class A Unit holders. Class D-2 and D-3 Units would become participating units upon the later of: (i) the date which aggregate distributions by the Company exceeded the minimum threshold equity value (as defined in each Incentive Unit Award Agreement), or (ii) when the total cumulative distributions made to the Class A Unit holders exceeded either three times (Class D-2 Units) or four times (Class D-3 Units) the aggregate investment made by the Class A Unit holders. The terms of the Phantom Unit awards were similar to the Class D Unit awards; however, they did not represent ownership of any class unit of the Company. The Phantom Units vested and became participating units in similar fashion to the Class D Units as described above. The holder of a vested and participating Phantom Unit was eligible to receive a distribution in the same form and consideration as a Class D Unit holder, however, only upon a change in control event. Upon receiving the distribution, the Phantom Units would cease to be outstanding.
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

DUCK CREEK TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(amounts in thousands except unit and per unit and share and per share amounts)

Aggregate intrinsic value represents of the Leverage Restoration Options was determined using the Company’s closing stock price of $11.90, $46.63 and $38.99 less the applicable weighted-average exercise price on August 31, 2022, August 31, 2021 and August 31, 2020, respectively
.
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
Aggregate intrinsic value of the Leverage Restoration SARs was determined using the Company’s closing stock price of $11.90 and $46.63 less the applicable weighted-average exercise price on August 31, 2022 and August 31, 2021, respectively
.
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
Revenues by geographic area presented based upon the location of the customer are included in Note 2(g).
Property and equipment, net by geographic area are as follows:

	August 31, 2022	August 31, 2021
United States	$11,306	$12,814
All other	2,770	1,491

Total property and equipment, net	$14,076	$14,305

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
and
15d-15(e)
under the Exchange Act, as of the end of the period covered by this Annual Report on Form
10-K/A.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2022 based on the criteria established in
Internal Control – Integrated Framework
 (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that as of August 31, 2022, our internal control over financial reporting was effective. Our evaluation excluded Effisoft SAS and Prima Solutions Belgium SA (“Effisoft”), which were acquired on July 12, 2022. Our Consolidated Statement of Operations for the year ended August 31, 2022 included revenue of approximately $2.1 million and our Consolidated Balance Sheet as of August 31, 2022 included total assets of approximately $14.8 million attributable to Effisoft. In accordance with guidance issued by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.
This Annual Report on Form
10-K/A
includes an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form
10-K/A.
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
10-K/A,
which is incorporated into this item by reference.

2.	Financial Statement Schedules.
No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the financial statements or the notes thereto.

3.	List of Exhibits.
See the Exhibit Index in Item 15(b) below, which is incorporated into this item by reference.

(b)	The exhibits listed in the following “Exhibit Index” are filed as part of this Annual Report on Form 10-K/A.
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form
10-K/A
to be signed on its behalf by the undersigned, thereunto duly authorized.

Duck Creek Technologies, Inc.

Date: February 22, 2023	By:	/s/ Michael A. Jackowski
Michael A. Jackowski
Chief Executive Officer