Form 10-Q/A
period 2022-11-30
DUCK CREEK TECHNOLOGIES, INC.
filed 2023-02-22
CIK 1160951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number:
001-39449

Duck Creek Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3723837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Duck Creek Technologies, Inc. 22 Boston Wharf Road, Floor 10 Boston, MA (Address of principal executive offices)	02210 (Zip Code)
Registrant’s telephone number, including area code: (888)
724-3509

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DCT	The Nasdaq Stock Market LLC
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

EXPLANATORY NOTE
Duck Creek Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form
10-Q/A
to amend its Quarterly Report on Form
10-Q
for the quarterly period ended November 30, 2022, filed with the Securities and Exchange Commission on January 9, 2023 (the “Original
10-Q”),
for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original
10-Q.
The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was omitted from the certifications when originally filed. The Amendment does not reflect events occurring after the date of the filing of the Original
10-Q
or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original
10-Q.
The Amendment consists solely of the preceding cover page, this explanatory note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been included in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.
PART II—OTHER INFORMATION

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

Duck Creek Technologies, Inc.

Date: February 22, 2023	By:	/s/ Michael A. Jackowski
Michael A. Jackowski Chief Executive Officer (principal executive officer)

Date: February 22, 2023	By:	/s/ Kevin R. Rhodes
Kevin R. Rhodes
Chief Financial Officer
(principal financial officer and principal accounting officer)